Form 10-Q
period 2010-02-28
Empire Post Media, Inc.
filed 2010-04-16
CIK 1478682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

☐            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:   333-163782

EMPIRE POST MEDIA, INC.
 (Exact name of registrant as specified in its charter)

Nevada	27-1122308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

280 South Beverly Drive, Suite 205, Beverly Hills, California,	90212
(Address of principal executive offices)	(Zip Code)

310-472-5138
(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” ion Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐      No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of April 12, 2010, there were 24,000,000 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
EMPIRE POST MEDIA, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	February 28, 2010 (Unaudited)	November 30, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$102	$3,000

TOTAL CURRENT ASSETS	102	3,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,861	13,547	14,831

TOTAL ASSETS	$13,649	$17,831

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$1,382	-
Accounts payable to shareholder	6,565	$565
Accrued interest	477	155
Note payable to shareholder	$17,708	$15,408

TOTAL CURRENT LIABILITIES	$26,132	$16,128

COMMITMENTS AND CONTINGENCIES, note 4

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 share issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 24,000,000 shares issued and outstanding	24,000	24,000
Deficit accumulated during the development stage	$(36,483)	$(22,297)

TOTAL SHAREHOLDERS' EQUITY	$(12,483)	$1,703

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,649	$17,831

See Notes to Financial Statements

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	For the three months ended February 28, 2010 (unaudited)	Cumulative from October 13, 2009 (inception) to February 28, 2010 (unaudited)
REVENUE	$-		$-

EXPENSES:
General and Administrative	$14,186		$36,483

NET LOSS	$(14,186)		$(36,483)

Basic and diluted loss per share	$-	$
Weighted average shares outstanding	24,000,000

See Notes to Financial Statements.

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	For the three months ended February 28, 2010 (unaudited)	Cumulative from October 13, 2009 (inception) to February 28, 2010 (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(14,186)	$(36,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	21,000
Depreciation expense	1,284	1,861
Increase in:
Accounts Payable	1,382	1,382
Accounts payable to shareholder	6,000	6,565
Accrued interest	322

NET CASH USED IN OPERATING ACTIVITIES	(5,198)	(5,198)

CASH FLOW FROM FINANCING ACTIVITIES
Shareholder Loans	2,300	2,300
Proceeds from sale of common stock	-	3,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,300	5,300

NET INCREASE (DECREASE) IN CASH	(2,898)	102

CASH AT BEGINNING OF PERIOD	3,000	-0-

CASH AT END OF PERIOD	$102	$102

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid in cash	$-	$-
Interest expense paid in cash	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:

See Notes to Financial Statements.

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
FOR THE PERIOD FROM OCTOBER 13, 2009
THROUGH FEBRUARY 28, 2010
STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, October 13, 2009 (Date of Inception)

Issuance of shares for cash in October 2009 ($0.001 per share)	3,000,000	$3,000			$3,000

Issuance of shares for services in October 2009($0.001 per share)	21,000,000	$21,000			$21,000

Net Loss				(22,297)	$(22,297)

BALANCE, November 30, 2009	24,000,000	$24,000	$-	$(22,297)	$1,703

Net loss	-	-	-	(14,186)	(14,186)

BALANCE, February 28, 2010	24,000,000	$24,000	$-	$(36,483)	$(12,483)

See Notes to Financial Statements.

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010 (Unaudited)

1.      ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

Empire Post Media, Inc. (the “Company”) was founded in the State of Nevada on October 13, 2009.  The Company is in the business of providing post production services to the movie and television industry.  The services include both two-dimensional and three-dimensional formats and are offered on a collateralized-deferred basis to producers and owners of feature films; television movies, specials and series; short subjects and documentaries. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the period presented.  This report on Form 10-Q for the quarter ended February 28, 2010 should be read in conjunction with the Company's audited financial statements for the period ended November 30, 2009, which appear on Form S-1/A filed with the SEC on April 2, 2010.

Development Stage Activities

Since inception the Company has not conducted any revenue-producing business operations. All of the operating results and cash flows reported in the accompanying financial statements from October 13, 2009 through February 28, 2010 are considered to be those related to the development stage activities and represent the 'cumulative from inception' amounts required to be reported pursuant to the accounting standards for Development Stage Enterprises.  The Company is focusing its efforts on developing its business of providing post production services.

Going Concern

The Company has no revenue and has generated a net operating loss since its inception.  The Company also has a negative working capital and accumulated deficit at February 28, 2010.  The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s ability to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions.  Management plans to raise additional capital through stock offerings in order to build up the business and name recognition.  However, there can be no assurance that the Company will be able to raise sufficient capital to fully implement its business model.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost and consists solely of computer equipment. All of the computer equipment was purchased by an officer/shareholder of the Company immediately preceding its transfer to the Company. Therefore the transferor’s historical cost is the same as the cost of the asset.  Depreciation of computer equipment is computed on the straight-line basis over 3 years, the estimated useful life of the equipment.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Management uses its knowledge of its business in making estimates.  Accordingly, actual results could differ from those estimates.

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010 (Unaudited)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The carrying amount of certain financial instruments, including cash and cash equivalents, accounts payable and notes payable, approximates fair value due to the relatively short maturity of such instruments.

The fair value of financial instruments is categorized based upon the level of judgment associated with the inputs used to measure their fair value. The categories are as follows:

Level Input:	Input Definition:

Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at February 28, 2010, for assets and liabilities measured at fair value:

	Level I	Level II	Level III	Total
Note payable to shareholder	-	-	17,708	17,708

The following table is a reconciliation of Level III items

BALANCE at November 30, 2009	15,408

Issuance of note payable	2,300
Changes	0

BALANCE at February 28, 2010	17,708

We considered the guidance of Topic ASC 835-30-25-2 which states that if determinable, the established exchange price of property acquired in consideration for the note may be used to establish the present value of the note.   The fair value of the note approximates its carrying amount, due to its short maturity.  Discounting the future payments using an imputed rate of interest different from the stated rate would not have a significant impact on the note, as the note is due on demand.

Revenue Recognition

Revenue will be recognized in accordance with the guidance of FASB ASC 605-10-25, which is when the revenue is realized or realizable, and when revenue is earned.  Revenue is considered earned when the services to be rendered under the contracts are substantially completed.  All contracts will be collateralized with a legally perfected, secured interest in each project’s distribution receipts and other revenues.

Consulting Fees

Consulting fees include fees for services provided by an officer/shareholder of the Company and an attorney. During the period ended February 28, 2010, the Company recorded $6,000 payable to an Officer/Shareholder of the Company for Consulting Services rendered.

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010 (Unaudited)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes under the liability method in accordance with FASB ASC 740-10.  Under this standard, deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates expected to be in effect for the year in which the differences are expected to reverse.  Deferred income tax assets are reduced by a valuation allowance when the Company is unable to make the determination that it is more likely than not that some portion or all of the deferred income tax asset will be realized.

Earnings (Loss) per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

Recently Issued Accounting Pronouncements

The Company adopted the changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of Generally Accepted Accounting Principles (“GAAP”). These changes establish the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates (“ASU”). ASU’s will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

The Company recently adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events” (ASC 855). Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the Company’s financial statements.

In August 2009, the FASB issued ASU 2009-15, which changes the fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This ASU is effective on January 1, 2010. Adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

 3.                 NOTE PAYABLE TO SHAREHOLDER

At February 28, 2010, the Company has an outstanding note payable balance, bearing 8% interest, due on demand, due from an officer/shareholder of the Company in the amount of $17,708.

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010 (Unaudited)

4.      COMMITMENTS AND CONTINGENCIES

Cash Deposits

The Company maintains its cash at a financial institution.  The account is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000.  On May 20, 2009, the FDIC temporarily increased its coverage from $100,000 to $250,000 per depositor through December 31, 2013.  The Company’s cash account, at times, may exceed federally insured limits.

5.      INCOME TAXES

At February 28, 2010, total deferred income tax assets consist principally of net operating loss carryforwards in amounts still to be determined.  For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred income tax assets due to the uncertainly surrounding their ultimate realization.

6.      RELATED PARTY TRANSACTIONS

The Company uses the offices of a company affiliated with its president, as its principal executive offices.  The space occupied by Empire Post Media, Inc. is de minimus.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

General Overview

Empire was incorporated under the laws of the State of Nevada on October 13, 2009, with a business plan for providing and financing post-production services to the movie and television industry. Empire is in the development stage and has not generated any revenues as of the date of this Report.

On April 5, 2010, the United States Securities and Exchange Commission (the “SEC”) declared effective our registration on Form S-1 (the “Registration Statement”).  The Registration statement is for the sale of up to 12,000,000 registered shares of our common stock  (the “Shares”) owned by Mr. Peter Dunn, our founder and CEO ( the “Selling Shareholder”) at a price of $.005 per share.  We will not receive any of the proceeds from the sale of the shares.

We are paying the expenses of the offering because we wanted to (i) become a reporting company with the Commission under the Securities Exchange Act of 1934 (the "1934 Act"); and (ii) enable our common stock to be traded on the OTC Bulletin Board. We believe that the registration of the sale of shares on behalf of our largest existing security holder may facilitate the development of a public market in our common stock if our common stock is approved for trading on the OTC Bulletin Board.  There is no assurance that such approval will be given.

 Critical accounting policies and estimates

Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR60”) issued by the SEC, suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to Empire’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. For a summary of our significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements.

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, Empire evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions.

Empire bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There is no assurance that actual results will not differ from these estimates.

See footnotes in the accompanying financial statements regarding recent financial accounting developments.

Income Taxes

We make estimates to determine our current provision for income taxes, as well as our income taxes payable. Our estimates with respect to the current provision for income taxes take into account current tax laws and our interpretation of current tax laws, as well as possible outcomes of any future tax audits. Changes in tax laws or our interpretation of tax laws and the resolution of any future tax audits could significantly impact the amounts provided for income taxes in our financial statements.

Results of Operation

Empire is a development stage company that has a limited history of operations. Since our inception on October 13, 2009 to February 28, 2010, we have generated no revenues. As of February 28, 2010, we had $102 in current assets. We presently do not have the capital to commence the operations outlined above.

For the three months ended February 28, 2010, we incurred a net loss of 14,186, and a net loss of $36,483 from inception on October 13, 2009 to the period ended February 28, 2010. Empire has had no revenues over the same period and has incurred expenses of $36, 483, during the same period relating to the initial formation of Empire, the offering expenses and other initial operating costs.

Plan of Operation

We will not receive any proceeds from the sale of shares under Registration Statement. Our continued existence is dependent upon our ability to obtain additional financing.  We estimate that our capital requirements for the next 6 months will be in the range of $24,000 to $30,000.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for the next six months, and we will need to obtain additional financing to operate our business for the next six months. Our “burn rate” is approximately $4,000 per month. Most of our expenses are anticipated to be consulting, legal, accounting, transfer agent, and other costs associated with being a public company. Since we intend to utilize our officers and directors, who currently are part time and whose salaries are being accrued, to sell our services, our marketing costs should be minimal. Additional financing, whether through public or private equity or debt financing, arrangements with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.

If we issue additional equity securities to raise funds, the ownership percentage of our existing security holder would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

Our lack of revenues and dependence on our ability to raise additional capital to continue our existence, raise substantial doubt about our ability to continue as a going concern. Our financial statements and their explanatory notes included as part of this Report do not include any adjustments that might result from the outcome of this uncertainty. If we fail to obtain additional financing, either through an offering of our securities or by obtaining loans, we may be forced to cease our business.

We are bearing all costs relating to the registration of the common stock, which are estimated at approximately $25,000.  The selling security holder, however, will pay any distribution costs and commissions or other fees payable to brokers or dealers in connection with any sale of the common stock. If we issue additional equity securities to raise funds, the ownership percentage of our existing security holder would be reduced. New investors may demand rights, preferences or privileges senior to those of the current existing shareholder of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

Liquidity

Since our inception on October 13, 2009 to February 28, 2010, we have incurred a loss of $36,483. Our cash and cash equivalent balances were $102 as of February 28, 2010.  At February 28, 2010, we had an accumulated deficit of $36,483 and our total current liabilities due to accounts payable and amounts due to related parties were $26,132.

On October 15, 2009, Empire issued 24,000,000 shares of its common stock, at $0.001 per share, for an aggregate value of $24,000.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next year. In addition, we do not have sufficient cash and cash equivalents to execute our operations for at least the next year. We will need to obtain additional financing to conduct our day-to-day operations, and to fully execute our business plan. We anticipate raising the capital necessary to fund our business through a subsequent offering of equity securities. Additional financing, whether through public or private equity or debt financing, arrangements with security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

We estimate that our “burn rate” is approximately $4,000 per month. Management has estimated the cost over the next six months to be (a) between $6,000 and $15,000 to continue to marketing and financing of post-production services to the entertainment industry, and (b) $9,000 to maintain our reporting status. Therefore our current cash on hand will not satisfy our cash requirements for the next six months and as such our CEO and director, Mr. Dunn, will need to arrange additional financial commitments to our company, which is not guaranteed. On January 25, 2010, Mr. Dunn agreed to loan us up to $25,000 pursuant to an Agreement to Advance Funds between Empire and Mr. Dunn. We will use these funds for use towards fees and expenses related to this offering and to sustain our business over the next six month period, as the expenses are incurred, in the form of a non-secured loan. Although Mr. Dunn may be willing to make some personal additional financial commitments, the total additional amount that he is willing to invest has not yet been determined.

We plan to satisfy our future cash requirements - primarily for working capital required for the marketing of our services and to offset legal and accounting fees - through additional financing. This will likely be in the form of future debt or equity financing.

Management believes that if we obtain sufficient funds to operate our business through future debt or equity financing, we may generate sales revenue within the following twelve months thereof. However, additional debt or equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through future equity financing we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, we are highly dependent upon the future equity financing and/or support from our existing shareholders. However, if such debt financing were available, because we are a development stage company with no operations to date, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via future debt or equity financing we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment. Also management believes if we cannot raise sufficient revenues or maintain our reporting status with the SEC we will have to cease all efforts directed towards our business. As such, any investment previously made would be lost in its entirety.

If we are unable to complete any phase of our development or marketing efforts because we don't have enough money, we will cease our development and/or or marketing operations until we raise the necessary money. Attempting to raise capital after failing in any phase of our development plan could be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Our auditors have issued a "going concern" opinion, which is included in the financial statements included in our recent Form S-1 filing. . This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no substantial revenues are anticipated. Our only other source for cash at this time is investments by our CEO and director. We must raise cash to implement our business strategy and stay in business.

As of February 28, 2010, we had a demand note payable to Mr. Dunn totaling $17,708. The note represents the purchase by Empire of computer equipment and software totaling $15,408 and an additional cash infusion of $2,300.

Financing Activities

Financing activities resulted in a net cash inflow of $5,300 from October 13, 2009 (date of inception) to February 28, 2010.

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of February 28, 2010, our cash balance was $102.  Our plan for satisfying our cash requirements for the next six months, estimated to be between $24,000, and $30,000, is through generating revenue from our services, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate some services-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Expected Purchase or Sale of Significant Equipment

We do not anticipate the purchase or sale of any significant equipment; as such items are not required by us at this time or in the next twelve months.

Additional Disclosure of Outstanding Share Data

As of February 28, 2010, we had 24,000,000 shares of common stock issued and outstanding.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There are numerous factors that affect the Company's business and the results of its operations. These factors include general economic and business conditions; our ability to raise such funds as are necessary to maintain our operations; the ability of management to execute its business plan.

Item 4.  Controls and Procedures

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There is no material legal proceeding pending against the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE POST MEDIA, INC.

Date: April 15, 2010
/s/ Peter Dunn
Peter Dunn
Chief Executive Officer and Chief Financial Officer