Form 10-Q
period 2010-05-31
Empire Post Media, Inc.
filed 2010-08-10
CIK 1478682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

As of July 16, 2010, there were 24,000,000 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
EMPIRE POST MEDIA, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

ASSETS
	May 31, 2010 (Unaudited)	November 30, 2009
CURRENT ASSETS
Cash and cash equivalents	$569	$3,000

TOTAL CURRENT ASSETS	569	3,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,145	12,263	14,831

TOTAL ASSETS	$12,832	$17,831

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$6,648	-
Accounts payable to shareholder	8,665	$565
Accrued interest	977	155
Note payable to shareholder	$34,208	$15,408

TOTAL CURRENT LIABILITIES	$50,498	$16,128

COMMITMENTS AND CONTINGENCIES, note 4

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 share issued and outstanding	$-	$-
Common stock, $0.001 par value, 50,000,000 shares authorized, 24,000,000 shares issued and outstanding	24,000	24,000
Deficit accumulated during the development stage	$(61,666)	$(22,297)

TOTAL SHAREHOLDERS' EQUITY	$(37,666)	$1,703

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,832	$17,831

See Notes to Financial Statements

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	For the quarter ended May 31, 2010 (unaudited)	For the six months ended May 31, 2010 (unaudited)	Cumulative from October 13, 2009 (inception) to May 31, 2010 (unaudited)
REVENUE	$-	$-	$-

EXPENSES:
General and Administrative	$25,183	$39,369	$61,666

NET LOSS	$(25,183)	$(39,369)	$(61,666)

Basic and diluted loss per share	$-	$-
Weighted average shares outstanding	24,000,000	24,000,000

See Notes to Financial Statements.

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	For the six months ended May 31, 2010 (unaudited)	Cumulative from October 13, 2009 (inception) to May 31, 2010 (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(39,369)	$(61,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	21,000
Depreciation expense	2,568	3,145
Increase in:
Accounts Payable	6,648	6,648
Accounts payable to shareholder	8,100	8,665
Accrued interest	822	977

NET CASH USED IN OPERATING ACTIVITIES	(21,231)	(21,231)

CASH FLOW FROM FINANCING ACTIVITIES
Shareholder Loans	18,800	18,800
Proceeds from sale of common stock	-	3,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	18,800	21,800

NET INCREASE (DECREASE) IN CASH	(2,431)	569

CASH AT BEGINNING OF PERIOD	3,000	-

CASH AT END OF PERIOD	$569	$569

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid in cash	$-	$-
Interest expense paid in cash	$-	$-

See Notes to Financial Statements.

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
FOR THE PERIOD FROM OCTOBER 13, 2009
THROUGH MAY 31, 2010
STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, October 13, 2009 (Date of Inception)

Issuance of shares for cash in October 2009 ($0.001 per share)	3,000,000	$3,000	-	$-	$3,000

Issuance of shares for services in October 2009($0.001 per share)	21,000,000	$21,000	-		21,000

Net Loss	-	$-	-	(22,297)	(22,297)

BALANCE, November 30, 2009	24,000,000	$24,000	-	(22,297)	1,703

Net loss	-	-	-	(39,369)	(39,369)

BALANCE, May 31, 2010	24,000,000	$24,000	$-	$(61,666)	$(37,666)

See Notes to Financial Statements.

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
May 31, 2010 (Unaudited)

1.      ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

Empire Post Media, Inc. (the “Company”) was founded in the State of Nevada on October 13, 2009.  The Company is in the business of providing post production services to the movie and television industry.  The services include both two-dimensional and three-dimensional formats and are offered on a collateralized-deferred basis to producers and owners of feature films; television movies, specials and series; short subjects and documentaries. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the period presented.  This report on Form 10-Q for the quarter ended May 31, 2010 should be read in conjunction with the Company's audited financial statements for the period ended November 30, 2009, which appear on Form S-1/A filed with the SEC on April 2, 2010.

Development Stage Activities

Since inception the Company has not conducted any revenue-producing business operations. All of the operating results and cash flows reported in the accompanying financial statements from October 13, 2009 through May 31, 2010 are considered to be those related to the development stage activities and represent the 'cumulative from inception' amounts required to be reported pursuant to the accounting standards for Development Stage Enterprises.  The Company is focusing its efforts on developing its business of providing post production services.

Going Concern

The Company has no revenue and has generated a net operating loss since its inception.  The Company also has a negative working capital and accumulated deficit at May 31, 2010.  The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s ability to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions.  Management plans to raise additional capital through stock offerings in order to build up the business and name recognition.  However, there can be no assurance that the Company will be able to raise sufficient capital to fully implement its business model.

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
May 31, 2010 (Unaudited)

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

The following table summarizes fair value measurements by level at October 13, 2009 (inception date), for assets and liabilities measured at fair value on a non-recurring basis:

	Level I	Level II	Level III	Total
Note payable to shareholder	$-	$-	$15,408	$15,408

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

Consulting Fees

Consulting fees include fees for services provided by officers/shareholders of the Company and an attorney. During the six months ended May 31, 2010, the Company recorded $8,100 payable to an Officer/Shareholder of the Company for Consulting Services rendered.

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
May 31, 2010 (Unaudited)

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

 3.      NOTE PAYABLE TO SHAREHOLDER

At May 31, 2010, the Company has an outstanding note payable balance, bearing 8% interest, due on demand, due from an officer/shareholder of the Company in the amount of $34,208.  Interest accrued on this note totaled $977 since inception.

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
May 31, 2010 (Unaudited)

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

5.      INCOME TAXES

At May 31, 2010, total deferred income tax assets consist principally of net operating loss carry forwards in amounts still to be determined.  For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred income tax assets due to the uncertainty surrounding their ultimate realization.

6.      RELATED PARTY TRANSACTIONS

The Company uses the offices of a company affiliated with its president, as its principal executive offices.  The space occupied by Empire Post Media, Inc. is de minimus.

For the quarter ended May 31, 2010, the Company paid $2,500 to Mr. Allen Dunn for his services.  Mr. A. Dunn is the son of the Company’s majority shareholder, Peter Dunn.  Mr. A. Dunn is the Company’s Assistant Corporate Secretary.

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

Results of Operation

Empire is a development stage company that has a limited history of operations. Since our inception on October 13, 2009 to May 31, 2010, we have generated no revenues. As of May 31, 2010, we had $569 in current assets. We presently do not have the capital to commence the operations outlined above.

For the quarter ended May 31, 2010, we incurred a net loss of $25,183, and a net loss of $61,666 from inception on October 13, 2009 to the period ended May 31, 2010.  Empire has had no revenues over the same period and has incurred expenses of $61,666, during the same period relating to the initial formation of Empire, the offering expenses and other initial operating costs.

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

Liquidity

Since our inception on October 13, 2009 to May 31, 2010, we have incurred a loss of $61,666. Our cash and cash equivalent balances were $569 as of May 31, 2010.  At May 31, 2010, we had a shareholder’s deficit of $37,666 and our total current liabilities due to accounts payable and amounts due to related parties were $50,498.

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

As of May 31, 2010, we had a demand note payable to Mr. Dunn totaling $34,208. The note represents the purchase by Empire of computer equipment and software totaling $15,408 and an additional cash infusion of $18,800.

Financing Activities

Financing activities resulted in a net cash inflow of $21,800 from October 13, 2009 (date of inception) to May 31, 2010.

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of May 31, 2010, our cash balance was $569.  Our plan for satisfying our cash requirements for the next six months, estimated to be between $24,000 and $30,000, is through generating revenue from our services, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate some services-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Expected Purchase or Sale of Significant Equipment

We do not anticipate the purchase or sale of any significant equipment; as such items are not required by us at this time or in the next twelve months.

Additional Disclosure of Outstanding Share Data

As of May 31, 2010, we had 24,000,000 shares of common stock issued and outstanding.

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

Date: August 9, 2010
/s/ Peter Dunn
Peter Dunn
Chief Executive Officer and Chief Financial Officer