Form 10-Q
period 2010-08-31
Empire Post Media, Inc.
filed 2010-10-08
CIK 1478682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

As of September 30, 2010, there were 24,000,000 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
EMPIRE POST MEDIA, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	August 31, 2010 (Unaudited)	November 30, 2009
CURRENT ASSETS
Cash and cash equivalents	$440	$3,000

TOTAL CURRENT ASSETS	440	3,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $4,429 and $577, respectively	10,979	14,831

TOTAL ASSETS	$11,419	$17,831

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$5,650	-
Accounts payable to shareholder	13,080	$565
Accrued interest	1,777	155
Note payable to shareholder	$38,208	$15,408

TOTAL CURRENT LIABILITIES	$58,715	$16,128

COMMITMENTS AND CONTINGENCIES, note 4

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 share issued and outstanding	$-	$-
Common stock, $0.001 par value, 50,000,000 shares authorized, 24,000,000 shares issued and outstanding	24,000	24,000
Deficit accumulated during the development stage	$(71,296)	$(22,297)

TOTAL SHAREHOLDERS' EQUITY	$(47,296)	$1,703

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,419	$17,831

See Notes to Financial Statements

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the quarter ended August 31, 2010 (unaudited)	For the nine months ended August 31, 2010 (unaudited)	Cumulative from October 13, 2009 (inception) to August 31, 2010 (unaudited)
REVENUE	$-	$-	$-

EXPENSES:
General and Administrative	$9,629	$48,999	$71,296

NET LOSS	$(9,629)	$(48,999)	$(71,296)

Basic and diluted loss per share	$-	$-
Weighted average shares outstanding	24,000,000	24,000,000

See Notes to Financial Statements.

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the nine months ended August 31, 2010 (unaudited)	Cumulative from October 13, 2009 (inception) to August 31, 2010 (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(48,999)	$(71,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	21,000
Depreciation expense	3,852	4,429
Increase in:
Accounts Payable	5,650	5,650
Accounts payable to shareholder	12,515	13,080
Accrued interest	1,622	1,777

NET CASH USED IN OPERATING ACTIVITIES	(25,360)	(25,360)

CASH FLOW FROM FINANCING ACTIVITIES
Shareholder Loans	22,800	22,800
Proceeds from sale of common stock	-	3,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,800	25,800

NET INCREASE (DECREASE) IN CASH	(2,560)	440

CASH AT BEGINNING OF PERIOD	3,000	-

CASH AT END OF PERIOD	$440	$440

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid in cash	$-	$-
Interest expense paid in cash	$-	$-

See Notes to Financial Statements.

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
FOR THE PERIOD FROM OCTOBER 13, 2009
THROUGH AUGUST 31, 2010
STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, October 13, 2009 (Date of Inception)

Issuance of shares for cash in October 2009 ($0.001 per share)	3,000,000	$3,000	-	$-	$3,000

Issuance of shares for services in October 2009($0.001 per share)	21,000,000	$21,000	-		21,000

Net Loss	-	-	-	(22,297)	(22,297)

BALANCE, November 30, 2009	24,000,000	$24,000	-	(22,297)	1,703

Net loss	-	-	-	(48,999)	(48,999)

BALANCE, August 31, 2010	24,000,000	$24,000	$-	$(71,296)	$(47,296)

See Notes to Financial Statements.

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010 (Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

Empire Post Media, Inc. (the “Company”) was founded in the State of Nevada on October 13, 2009.  The Company is in the business of providing post production services to the movie and television industry.  The services include both two-dimensional and three-dimensional formats and are offered on a collateralized-deferred basis to producers and owners of feature films; television movies, specials and series; short subjects and documentaries. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the period presented.  This report on Form 10-Q for the quarter ended August 31, 2010 should be read in conjunction with the Company's audited financial statements for the period ended November 30, 2009, which appear on Form S-1/A filed with the SEC on April 2, 2010.

Development Stage Activities

Since inception the Company has not conducted any revenue-producing business operations. All of the operating results and cash flows reported in the accompanying financial statements from October 13, 2009 through August 31, 2010 are considered to be those related to the development stage activities and represent the 'cumulative from inception' amounts required to be reported pursuant to the accounting standards for Development Stage Enterprises.  The Company is focusing its efforts on developing its business of providing post production services.

Going Concern

The Company has no revenue and has generated a net operating loss since its inception.  The Company also has a negative working capital and accumulated deficit at August 31, 2010.  These factors indicate that the company may be unable to continue as going concern. The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s ability to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions.  Management plans to raise additional capital through stock offerings in order to build up the business and name recognition.  However, there can be no assurance that the Company will be able to raise sufficient capital to fully implement its business model.

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
AUGUST 31, 2010 (Unaudited)

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

Consulting Fees

Consulting fees include fees for services provided by officers/shareholders of the Company and an attorney. During the nine months ended August 31, 2010, the Company recorded $11,950 payable to an Officer/Shareholder of the Company for Consulting Services rendered.

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010 (Unaudited)

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

In August 2009, the FASB issued ASU 2009-15, which changes the fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This ASU was effective on January 1, 2010.  Adoption of this ASU did not to have a material impact on the Company’s financial statements.

3.	NOTE PAYABLE TO SHAREHOLDER

At August 31, 2010, the Company has an outstanding note payable balance, bearing 8% interest, due on demand, due from an officer/shareholder of the Company in the amount of $38,208.  Interest accrued on this note totaled $1,777 since inception.

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

Empire bases its estimates on management historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There is no assurance that actual results will not differ from these estimates.

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

Results of Operation

Empire is a development stage company that has a limited history of operations. Since our inception on October 13, 2009 to August 31, 2010, we have generated no revenues.  As of August 31, 2010, we had $440 in current assets.  We presently do not have the capital to commence the operations outlined above.

For the quarter ended August 31, 2010, we incurred a net loss of $9,629, and a net loss of $71,296 from inception on October 13, 2009 to the period ended August 31, 2010.  Empire has had no revenues over the same period and has incurred expenses of $71,296, during the same period relating to the initial formation of Empire, the offering expenses and other initial operating costs.

Plan of Operation

We will not receive any proceeds from the sale of shares under Registration Statement.  Our continued existence is dependent upon our ability to obtain additional financing and to generate revenue.  We estimate that our capital requirements for the next 6 months will be in the range of $30,000 to $60,000.

In August 2010, the Company entered into agreement with Brain/Storm Pictures and 33 Ocean Ave Films to provide post production services for the total contract price of $170,000 and $1,690,000 to be commenced on October 4, 2010 and January 17, 2011, respectively.

The motion picture industry is intensely competitive.  While the Company intended to growth its business during the next twelve (12) months, volatile market conditions and the ongoing uncertainty of the global economic outlook could stymie that growth at any time.

Based on our current operating plan, we may not generate revenue that is sufficient to cover our expenses for the next six months, and we will need to obtain additional financing to operate our business for the next six months.  Our “burn rate” is approximately $10,000 per month. Most of our expenses are anticipated to be outside services, consulting, legal, accounting, transfer agent, and other costs associated with being a public company.  Since we intend to utilize our officers and directors, who currently are part time and whose salaries are being accrued, to sell our services, our marketing costs should be minimal, if any.  Additional financing, whether through public or private equity or debt financing, arrangements with the security holder or other sources to fund operations, may not be available, or if available,  may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to generate revenue and to raise additional capital.

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

Liquidity

Since our inception on October 13, 2009 to August 31, 2010, we have incurred a loss of $71,296. Our cash and cash equivalent balances were $440 as of August 31, 2010.  At August 31, 2010, we had a shareholders’ deficit of $47,296 and our total current liabilities due to accounts payable and amounts due to related parties were $58,714.

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

We estimate that our “burn rate” is approximately $10,000 per month.  Management has estimated the cost over the next six months to be (a) between $6,000 and $15,000 to continue to marketing and financing of post-production services to the entertainment industry, and (b) $10,000 to maintain our reporting status. Therefore our current cash on hand will not satisfy our cash requirements for the next six months and as such our CEO and director, Mr. Dunn, will need to arrange additional financial commitments to our company, which is not guaranteed.  On January 25, 2010, Mr. Dunn agreed to loan us up to $25,000 pursuant to an Agreement to Advance Funds between Empire and Mr. Dunn. We will use these funds for use towards fees and expenses related to this offering and to sustain our business over the next six month period, as the expenses are incurred, in the form of a non-secured loan.  Although Mr. Dunn may be willing to make some personal additional financial commitments, the total additional amount that he is willing to invest has not yet been determined.

We plan to satisfy our future cash requirements - primarily for working capital required for the marketing of our services and to offset legal and accounting fees - through revenue generating activities as well as financing activities. Our financing activities will likely be in the form of future debt or equity financing.

Management believes that if we obtain sufficient funds to operate our business through future debt or equity financing, we may generate sales revenue within the following twelve months thereof. However, additional debt or equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through future equity financing we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, we are highly dependent upon the future equity financing and/or support from our existing shareholders. However, if such debt financing were available, because we are a development stage company with no operations to date, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via future debt or equity financing we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment. Also management believes that  if we cannot raise sufficient revenues or maintain our reporting status with the SEC we will have to cease all efforts directed towards our business. As such, any investment previously made would be lost in its entirety.

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

As of August 31, 2010, we had a demand note payable to Mr. Dunn totaling $38,208. The note represents the purchase by Empire of computer equipment and software totaling $15,408 and an additional cash infusion of $22,800.

Financing Activities

Financing activities resulted in a net cash inflow of $25,800 from October 13, 2009 (date of inception) to August 31, 2010.

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of August 31, 2010, our cash balance was $440.  Our plan for satisfying our cash requirements for the next six months, estimated to be between $30,000 and $60,000, is through services-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate some services-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Expected Purchase or Sale of Significant Equipment

We do not anticipate the purchase or sale of any significant equipment; as such items are not required by us at this time or in the next twelve months.

Additional Disclosure of Outstanding Share Data

As of August 31, 2010, we had 24,000,000 shares of common stock issued and outstanding.

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

Date: October 7, 2010
/s/ Peter Dunn
Peter Dunn
Chief Executive Officer and Chief Financial Officer