Form 10-K
period 2010-11-30
Empire Post Media, Inc.
filed 2011-02-28
CIK 1478682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ____________

Commission file number 333-163782

EMPIRE POST MEDIA, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	27-1122308
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

280 South Beverly Drive, Suite 205, Beverly Hills, CA 90212
(Address of principal executive offices) (Zip Code)

(310) 472-5138
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:     None.

Securities registered under Section 12(g) of the Exchange Act:     Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S−B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−K or any amendment to this Form 10−K. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates:  $ 23,845

Issuer revenues for its most recent fiscal year: $ 0

Number of shares outstanding of each of the issuer's classes of common stock at February 25, 2011:   Common Stock: 24,000,000.

Transitional Small Business Disclosure Format: Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small.  See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances, impact of competition, dependence on key personnel and the need to attract new management, effectiveness of cost and marketing efforts, acceptances of products, ability to expand markets and the availability of capital or other funding on terms satisfactory to us. We disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

 For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” set forth under “Item 1. Description of Business” below. In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

PART I

Item 1.                 Description of Business.

History and Recent Developments

Empire Post Media, Inc. (hereinafter referred to sometimes as “Empire”, “Company”, “We” and “Our”) was founded in the State of Nevada on October 13, 2009. Empire’s services include most aspects of post-production, including, among other things, editing, sound and music finishing, special effects, main and end titles, and mastering to producers and owners of independent feature films; television movies, specials and series; short subjects; and documentaries who have exhausted their financial resources and budgets. Empire will subcontract the post-production services to post-production companies, principally in the Southern California area.  Empire also intends to arrange third person financing for these producers/owners, for these services.  This will allow the producer or owner to complete the film by deferring the post production costs and expenses until the film is distributed and begins to generate revenue. Any and all financing may be collateralized by the film and any license or distribution rights associated therewith. There is no assurance that financing sources will accept such collateral.

Empire’s President and Executive Vice-President are currently marketing its services on a limited basis. Because of limited funds such marketing consists principally of describing and selling the Company’s services through telephone conferences and/or meetings with producers/ owners and post-production companies.

Management believes that much of its initial business will come from the various post-production companies that we will contract with for services as cash-conscious producers attempt to spread out various aspects of post-production costs on a future payment basis among multiple vendors in order to complete their films.  These post-production companies, as Empire’s sub-contractors, will have the ability to capture the whole of post-production work on a deferred payment basis, assuming the producer has acceptable collateral. In addition, producers and/or owners who have exhausted their funds completing principal photography and therefore not having the necessary funds for post-production services and unable to raise monies elsewhere, would be a likely client for our services.  Because of the prior production experience of management and management’s ability to supervise post-production functions, we believe that management will be able to screen potential candidates for its deferred payment program that will satisfy third party financing sources.

Empire is in the development stage and has a limited history of operations. The Company’s expenditures to date are $83,951, which included $22,297 for organizational costs and expenses associated with the Company filing up to November 30, 2009.  The Company estimates that it’s near term capital requirements, including expenses relating to development of its services and administrative expenses will be between $30,000 and $60,000.  The Company plans to raise additional capital at a future date, through a private placement or from our principal shareholder. There is no assurance that such additional capital will be available to us.

General

Empire started operations in October, 2009 and is in its early development stage. Empire has not yet generated any revenues. Since its inception, in October, 2009, Empire has incurred losses of $83,951.  As of November 30, 2010, Empire had assets totaling $10,603 in cash and equipment, and liabilities of $70,554, resulting in a negative net worth of  $59,951.

We expect to continue to incur losses for at least the next year. We do not expect to generate sufficient revenue to cover our expenses, and we do not have sufficient cash and cash equivalents to execute our plan of operations. We will need to obtain additional financing to conduct our day-to-day operations and to fully execute our business plan. We anticipate raising capital necessary to fund our business through the future sale of equity securities although there is no certainty that we will be able to raise the required funds (See "Plan of Operation").

Our independent auditors have added an explanatory paragraph to their report of our financial statements for the period ended November 30, 2010, stating that our net loss, lack of revenues and dependence on our ability to raise additional capital to continue our business, raise substantial doubt about our ability to continue as a going concern. Our financial statements and their explanatory notes included as part of this prospectus assume that Empire will continue as a going business. If we fail to obtain additional financing, either through an offering of our securities or by obtaining loans, we may be forced to abandon our planned business operations altogether.

Empire's principal address is at 280 South Beverly Drive, Suite 205, Beverly Hills, California 90212. Empire's telephone and facsimile number is (310) 472-5138.

Corporate Overview

Empire provides services that include most aspects of post-production, including, among other things, editing, sound and music finishing, special effects, main and end titles, and mastering to producers and owners of independent feature films; television movies, specials and series; short subjects; and documentaries who have exhausted their financial resources and budgets.  Empire intends to arrange financing for the producer and/or owner for these post production services, thus allowing the producer and/or owner to complete the film by deferring the post production costs and expenses until the film is distributed and begins to generate revenue. Any and all arranged financing may be collateralized by the film and the distribution and license rights associated therewith.  There is no assurance that financing sources will accept such collateral.

Empire believes there are a substantial number of productions which will not be able to directly purchase these services due to inadequate funding.  Empire believes its program meets those needs.

Empire intends to apply industry-standard retail charges for the post production services and then sub-contract such services to established post-production vendors at discounted wholesale rates.  Empire believes that it can achieve these discounted rates because of the volume of business it intends to sub-contract.  At this time there are no present agreements with post-production vendors, but management has had several conversations with qualified post production providers.

Empire initially intends to arrange the financing through third party lenders for the post production costs and to collateralize such financing with perfected, first position secured interests in each project’s distribution receipts, ahead of all other financing participants. The collateral available, on a project by project basis, is anticipated to range from distribution or sponsorship contracts payable on delivery of finished projects or on a schedule starting with various stages of post-production work or an assignment of rights in different medias and territories.

The following describes some of the kinds of distribution security we may accept on a project-by-project basis:

Domestic Multi-rights Distribution Agreements:   These are generally from substantial credit-worthy companies and payment terms tend to be straightforward and dependent only on objective trigger events, such as delivery of specified materials(which Empire will have control over), first theatrical showing or “street date” of a DVD release.

Domestic Television Licenses: These are generally from premium cable networks and, to a lesser degree, from basic cable and broadcast networks.  Again, payment terms tend to be straightforward and dependent only on objective trigger events, e.g., delivery or first air date.  In the case of episodic television series, post-production work, delivery and payment will normally be on an episode by episode basis and conform to the same trigger events per episode.

 International Sales: Usually a sales agent or the producer licenses specified rights or media for a defined term.  These agreements usually set forth the amounts to be paid and the trigger events for making such payments, with the bulk of the payment generally coming on the delivery or availability of the finished film. Empire anticipates that some of its clients will offer assignment of the post-delivery contractual payments on such distribution agreements as part of their collateral against post-production services.

Sponsorship Agreements:   These are similar to domestic television license agreements, the difference being that a primary sponsor has financed the production and/or purchased the air time and is the “responsible party” when it comes to post-production services costs.  There will be instances, mostly in connection with episodic television or web series, when contractual payment obligations of the sponsor are offered as collateral.  In these cases, payment will be conditional on objective trigger events, much like the television licenses described above, and the payers tend to be substantial creditworthy corporations.

Soft Money:   Although location-based tax rebates or credits are most often used in connection with the financing of productions, there are occasions where a producer has elected not to pledge the value of these rebates and therefore they are available to collateralize post-production services.  There are certain arms-length experts in this area who can confirm the projected value of the tax rebates or credits based on a film’s budget and the parameters of the individual program and Empire will obtain an expert opinion, when and if such expertise is required.

Estimated Sales:   Estimates are projections of saleable but unsold rights or territories.  Such projections require the knowledge of experienced sales agents and international distributors who know the potential buyers in all territories can judge the likelihood of sales and sales amounts, along with the general financial status and expected timeliness of payments from licensees.  We believe that many of our customers will come with a sales agent already attached and an estimate of sales values.  In these instances, we will contract with experts to make an independent analysis on Empire’s behalf.  We may also retain the services of global collection agents to confirm the paying ability and overall reliability of territorial sub-distributors around the world when necessary.

In August 2010, Empire entered into two post production contracts whereby Empire will be able to subcontract and manage the post-production work that it takes on at a discount to its existing bid. The first was with Brain/Storm Pictures, which is producing a 90 minute feature length documentary about innovative treatments currently being used with military personnel who have suffered severe brain injuries in combat. Pre-Production has recently started on this project.

The second contract is with 33 Ocean Ave Films.  Their project consists of 13 one hour episodes combining live action and dramatic re-enactments of true stories.  This project has entered into production on the first episode and Empire provided post-production services for the "trailers" starting on December 20, 2010. Empire is currently working with the producers of the 33 Ocean project to develop a full financing, production and distribution plan, following completion of work on for the initial episodes.

The Brain/Storm and the 33 Ocean contract are for $170,000 and $1,690,000, respectively.  As of January 31, 2011, the Company has billed $15,500 for The Brain/Storm project.

Market and Marketing

With several hundred local independent motion picture and television productions launched each year, Empire believes that at any given time there are dozens of producers who have completed principal photography and are seeking post-production, completion and delivery services on a deferred payment basis and have the collateral that would qualify under Empire’s criteria.  Los Angeles is a well-established post-production center and even films that are produced elsewhere tend to gravitate back to this community for post services.

Management believes that much of its initial business will come from the various post-production companies that we will contract with for services as cash-conscious producers attempt to spread out various aspects of post-production costs on a future payment basis among multiple vendors in order to complete their films.  These post-production companies, as Empire’s sub-contractors, will have the ability to capture the whole of post-production work on a deferred payment basis, assuming the producer has acceptable collateral.

We also intend to market our services to the wider production and talent agency community and perhaps also to strike parallel arrangements with other qualified post-production houses, commensurate with its resources and ability to undertake a volume of qualified projects in excess of the work flow projected for the first year of operations.  Using personal relationships nurtured over many years, management plans to introduce its services to the broad entertainment industry infrastructure that would be aware of projects needing those services—producers, lawyers, bankers, accountants, non-institutional and boutique funders, production companies, completion guarantors, etc.

The Company is in the development stage and therefore intends to rely totally on external sources of financing to fund the arranged financial segment of its intended business plan. This would include financing from professional and institutional financiers that are already committed to broad investment programs in the entertainment industry.  There is no assurance that we will be able to secure any financing commitments which would have a materially adverse affect on our business.

Growth Opportunities

We expect to grow sales by both increasing the number of projects we undertake and increasing the size of those projects, subject to the limitations of available financing.  Other areas for growth, based on success in the initial program, include establishing similar programs in other production/post-production centers in Canada, the UK and France, where there are attractive subsidies and rebates.

Subsequent Events

On December 27, 2010 Empire entered into a post-production/consulting contract with Tunnel, Inc., a well respected Santa Monica, CA  post-production firm.  Empire will be consulting on certain special post-production situations in addition to providing post- production services.  Tunnel will be paying Empire a minimum of $10,000 per month beginning January, 2011.  As of January 31, 2011, the Company has billed and collected $17,190 from Tunnel, Inc.

The Post Production Industry

Movie making is a complicated business, but the workload is generally split into three sections: pre-production, principal shooting and post-production. Pre-production involves matters such as scriptwriting, financial backing, hiring of cast and crew, and scouting for locations. Once all of these details have been worked out, principal shooting can begin. This is the actual filming of individual scenes, without any special effects or musical background.

All of this planning and filming leads up to the most vital aspect of film making — post-production work. Post-production turns individual scenes, called raw footage, into a finished motion picture. Editors splice all of the usable footage together into a coherent storyline according to the script. Composers add background music to create dramatic or comical effects. Special effects teams add computer generated images and backgrounds to enhance the set or provide an as-yet-unseen character. All of this work can only be performed during post-production.

Post-production may also involve fixing mistakes not corrected during principal shooting. Quite often an actor's microphone will not pick up crucial bits of dialogue or another microphone may pick up extraneous noises. During post-production, an actor may have to return to a sound booth in order to re-record lost dialogue or improve the original delivery. This is called looping. Another function of post-production is to add incidental sound effects not captured during the original scenes. A specialist called a foley artist will record such sounds as an actor's footsteps, a creaking door or gunshots.

 Many directors and producers rely heavily on the ability of post-production teams to create a marketable film. Since principal shooting can be a hectic time for both actors and directors, some footage may prove to be unusable during the post-production editing process. A film's original ending may also be unpopular with test audiences. This could lead to reshoots with the principal actors before a final film is produced. Other responsibilities during post-production may include publicity tours, promotional posters, and contracts with distributors and the creation of auxiliary formats such as DVDs and soundtrack albums.

 Los Angeles is the center of the post-production industry in the US, with more vendors than any other post-production center, including Toronto, Montreal or London. For instance, according to LA411.com, there are almost 200 full service post-production houses and approximately 160 audio houses that just do sound in the Los Angeles area. Therefore, management expects to have no difficulty finding sufficient vendors to deliver quality post-production services on a discounted basis.

Competition

 As indicated above, there are approximately 200 full service post-production companies in the Los Angeles area and many more located in other areas of the United States who are engaged in the post-production and finance business and this segment is highly competitive.  Many of our competitors have significantly greater financial and other resources as well as greater managerial capabilities than we do and are therefore, in certain respects, in a better position than we are to provide post-production services. There can be no assurance that we will be able to successfully compete against these businesses.

Our Competitive Strengths

Our management team consists of three senior executives who have over 70 years of combined experience in various aspects of movie making including film finance and post production. We believe that, even though currently, our three executives only devote less than 25 hours a week to our business, through their contacts with financing sources and post-production service providers, we will be able to meet our business goals.

Employees

 Mr. Dunn is the President, Chief Financial Officer, Secretary, and a Director (Principal Executive Officer and Principal Accounting Officer) of Empire.  Currently, in addition to Mr. Dunn, Empire has one other part-time officer and no other employees; however Empire plans to employ individuals on an as needed basis. Most of our services will be performed by approved sub-contractors in the L.A. area thus reducing the number of employees required.  Empire anticipates that it will need to hire additional employees as the business grows.

 In addition, Empire may expand the size of its Board of Directors in the future. Currently Mr. Dunn, the president, Mr. Fink, the executive vice-president devote fewer than 25 hours per week to the affairs of Empire and neither he nor any other officer receives a salary or benefits in any form. However, commencing December 1, 2010, we have begun accruing $1,000 per month for Mr. Dunn and $250 per month per month for Mr. Fink, as compensation.  As of June 2010, Mr. Jackson is no longer a member of the Board of Directors or an employee of the Company.  Empire does not have any plans to begin paying salaries, cash or otherwise, or offering any form of benefits to our Board of Directors until we begin generating revenues. See “Executive Compensation – Employment Agreements.”

 Patents and Trademarks

 We do not own, either legally or beneficially, any patent or trademark.

Item 1A.               Risk Factors

An investment in our securities is highly speculative and subject to numerous and substantial risks. Readers are encouraged to review these risks carefully before making any investment decision.

Risks Related to Our Market and Our Market Strategy

 WE ARE A NEW COMPANY WITH LIMITED OPERATING HISTORY AND WE FACE A HIGH RISK OF BUSINESS FAILURE WHICH WOULD RESULT IN THE LOSS OF YOUR INVESTMENT.

 We are a development stage company formed recently to carry out the activities described in this prospectus and thus have only a limited operating history upon which an evaluation of its prospects can be made. We were incorporated on October 13, 2009 and to date have been involved primarily in the design of our business plan and preliminary marketing of our services. We have generated only limited revenues from our business operations. Thus, there is no internal or industry-based historical financial data upon which to estimate our planned operating expenses.

 We expect that our results of operations may also fluctuate significantly in the future as a result of a variety of market factors including, among others, the entry of new competitors offering similar service; the availability of motivated and qualified personnel; the creation and maintenance of our customer base; pricing changes by us or our competitors, and specific economic conditions in the financial markets. Accordingly, our future sales and operating results are difficult to forecast.

  BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MUST LIMIT OUR MARKETING ACTIVITIES. AS A RESULT, OUR REVENUES MAY BE DELAYED OR INSUFFICIENT TO OPERATE PROFITABLY. IF WE DO NOT MAKE A PROFIT, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

 Due to the fact we are small and do not have much capital, we must limit our marketing activities to a relatively small number of potential customers having the likelihood of purchasing our services. We intend to generate revenue through the sale of our services. Because we will be limiting the scope of our marketing activities, we may not be able to generate timely or sufficient sales to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

 WE MAY BE UNABLE TO GAIN ANY SIGNIFICANT MARKET ACCEPTANCE FOR OUR SERVICES OR ESTABLISH A SIGNIFICANT MARKET PRESENCE.

 Empire's growth strategy is substantially dependent upon its ability to market its services successfully to prospective clients. However, its planned services may not achieve significant acceptance. Such acceptance, if achieved, may not be sustained for any significant period of time. Failure of Empire's services to achieve or sustain market acceptance could have a materially adverse effect on our business, financial conditions and the results of our operations.

 MANAGEMENT MAY BE UNABLE TO IMPLEMENT THE BUSINESS STRATEGY

Although Empire intends to pursue a strategy of marketing its services to the movie and television industry, our business success depends on a number of factors. These include: our ability to establish a significant customer base and maintain favorable relationships with customers and partners; obtain adequate business financing on favorable terms in order to finance the post-production services; develop and maintain appropriate operating procedures, policies and systems; hire, train and retain skilled employees. Our inability to manage any or all of these factors could impair our ability to implement our business strategy successfully, which could have a materially adverse effect on the results of operations and financial condition.

WE MAY NOT BE ABLE TO PROVIDE THIRD PARTY FINANCING

A principal part of our business model is to provide third party financing for post production services to producers and/or owners of films. In almost all cases, the security for the loan will be the assignment of the film licensing rights and/or distribution rights to the lender.  These are speculative loans and there is no assurance that any financial institution or investor will accept such collateral for a loan, or if accepted, that the terms and conditions of the lender will be acceptable to the producer or owner.

 WE MAY BE UNABLE TO MANAGE OUR FUTURE GROWTH

 If we are successful in initiating our business plans, any extraordinary growth may place a significant strain on management, financial, operating and technical resources. Failure to manage this growth effectively could have a materially adverse effect on Empire's financial condition or the results of its operations.

EMPIRE'S PRINCIPAL OFFICER AND DIRECTOR MAY NOT BE IN A POSITION TO DEVOTE A MAJORITY OF HIS TIME TO EMPIRE’S BUSINESS, WHICH MAY RESULT IN PERIODIC INTERRUPTIONS AND EVEN BUSINESS FAILURE.

 Mr. Dunn, the president and director, has other business interests and currently devotes approximately 25% of his time to our operations. Our operations may be sporadic and occur at times which are not convenient to Mr. Dunn, which may result in periodic interruptions or suspensions of our business plan. If the demands of Empire's business require Mr. Dunn’s full business time, he is prepared to adjust his timetable to devote more time to Empire. However, he may not be able to devote sufficient time to the management of the business, which may result in periodic interruptions in implementing Empire's plans in a timely manner. Such delays could have a significant negative effect on the success of the business.

 THE INDUSTRY IN WHICH EMPIRE OPERATES IS HIGHLY COMPETITIVE

 Empire has identified a market opportunity for its services. Existing or new competitors may introduce superior products, services, conditions and/or benefits. This would infringe on our proposed customer base, have an adverse affect upon our business and the results of our operations.  The post-production business and the financing industry are highly competitive markets. We will compete with both large and small corporations already providing services in this sector. Almost all of these companies have greater financial and personnel resources than we do.

 WE ARE DEPENDENT ON KEY PERSONNEL.

 Empire's success will largely rely on the efforts and abilities of certain key personnel. While Empire does not foresee any reason why such key personnel will not remain with Empire, if for any reason they do not, Empire could be adversely affected. Empire has not purchased key man life insurance for any of these individuals.

 Risks Related to Our Financial Condition

 THE AUDITOR’S REPORT STATES THERE IS SUBSTANTIAL UNCERTAINTY ABOUT THE ABILITY OF EMPIRE TO CONTINUE ITS OPERATIONS AS A GOING CONCERN

 In their audit report dated February 25, 2011, our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our current stockholders may be unwilling or unable to loan or advance any additional capital to Empire we believe that if we do not raise additional capital within 9 months of the effective date of this Report, we may be required to suspend or cease the implementation of our business plans.  Therefore any purchaser of our shares may be investing in a company that will not have the funds necessary to develop its business strategies. As such, we may have to cease operations and our investors could lose their entire investment. Because we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern it may be more difficult to attract investors.

OUR BUSINESS WILL FAIL IF WE DO NOT OBTAIN ADEQUATE FINANCING

 We will require additional financing to initiate and sustain our business operations. Currently, we do not have any arrangements for financing and can provide no assurances to investors that we will be able to obtain any when required. Obtaining additional financing will be subject to a number of factors, including our lack of revenue. These factors may have an affect on the timing, amount, terms or conditions of additional financing and make such additional financing unavailable to us. See "Description of Business."

WE MAY INCUR SIGNIFICANT COSTS TO BE A PUBLIC COMPANY TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS AND WE MAY NOT BE ABLE TO ABSORB SUCH COSTS.

 We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirement, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. Until the Company is in a position to employ more experts, we expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. With only three part-time employees, it is difficult to predict how long it will take to complete management’s assessment of the effectiveness of our internal control over financial reporting for each year. As a result, we may not be able to complete the assessment and process on a timely basis. This may affect our standing as a reporting company or the market price of our shares. Furthermore, with only a limited number of employees, our ability to implement checks and balances in our financial reporting may be limited. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company, which will negatively affect our business operations.

 OUR OPERATING RESULTS MAY PROVE UNPREDICTABLE

 Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which we have no control over. Factors that may cause our operating results to fluctuate significantly include: our inability to generate enough working capital from future equity sales; the level of commercial acceptance by the public of our services; fluctuations in the demand for our services and capital expenditures relating to expansion of our business, operations and infrastructure and general economic conditions. If realized, any of these risks could have a materially adverse effect on our business, financial condition and operating results.

 Risks Related to Investing in Empire

 INVESTING IN EMPIRE IS HIGHLY SPECULATIVE AND COULD RESULT IN THE ENTIRE LOSS OF SUCH INVESTMENT

Investing in our shares is highly speculative and involves significant risk. Our business objectives are also speculative, and it is possible that we would be unable to accomplish them. Empire's shareholders may be unable to realize a substantial or any return on their investment in our shares and may lose their entire investment.

BECAUSE EMPIRE HAS 60,000,000 AUTHORIZED SHARES, MANAGEMENT COULD ISSUE ADDITIONAL SHARES, DILUTING THE CURRENT SHAREHOLDERS' EQUITY

 Empire has 60,000,000 authorized shares, consisting of 50,000,000 common stock, of which only 24,000,000 are currently issued and outstanding and 10,000,000 shares of preferred stock, of which no such shares have been issued. Empire's management could and intends to, without the consent of the existing shareholders, issue substantially more shares, causing a large dilution in the equity position of Empire's current shareholders. Additionally, large share issuances would generally have a negative impact on Empire's share price. It is possible that, due to additional share issuance, an investor could lose a substantial amount, or all, of his investment.

 BECAUSE OUR PRESIDENT, PETER DUNN, CURRENTLY OWNS 77.5% OF THE OUTSTANDING COMMON STOCK, INVESTORS MAY FIND THAT CORPORATE DECISIONS CONTROLLED BY MR. DUNN ARE INCONSISTENT WITH THEIR INTERESTS

 Empire's president owns 77.5% of our issued and outstanding shares. As a result, he has effective control of Empire and is able to choose all of its directors. His interests may differ from those of other stockholders. Factors that could cause his interests to differ from the other shareholders include the impact of corporate transactions on the timing of business operations and his ability to continue to manage the business given the amount of time he is able to devote to Empire.  All decisions regarding the management of Empire's affairs will be made mainly by Mr. Dunn. Investors in our shares may not participate in the management of Empire and, therefore, are dependent upon his management abilities. The only assurance that the shareholders of Empire  have, is that it's primary officer and director will not abuse his discretion in executing Empire's business affairs, in his fiduciary obligation and business integrity. Such discretionary powers include, but are not limited to, decisions regarding all aspects of business operations, corporate transactions and financing. Accordingly, no person should purchase our shares unless willing to entrust all aspects of management to the President, or his successors. Potential purchasers of our shares must carefully evaluate the personal experience and business performance of Empire's management.

 THERE IS NO ACTIVE TRADING MARKET FOR OUR COMMON STOCK AND IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, OUR INVESTORS MAY BE UNABLE TO SELL THEIR SHARES IN A TIMELY MANNER.

 There is currently no active trading market for our common stock and such a market may not develop or be sustained.  Our application to have our common stock quoted on the OTC Bulletin Board was just recently approved by FINRA. Even with this approval we cannot provide our investors with any assurance that our common stock will be quoted on the OTC Bulletin Board or, if quoted, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased making this an illiquid investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices of the shares of developmental stage companies like Empire, which may adversely affect the market price of our common stock in a material manner.

BECAUSE OUR COMMON STOCK IS DEEMED A LOW-PRICED “PENNY” STOCK, AN INVESTMENT IN OUR COMMON STOCK SHOULD BE CONSIDERED HIGH RISK AND SUBJECT TO MARKETABILITY RESTRICTIONS.

Our common stock may be deemed to be "penny stock" as that term is defined in Regulation Section "240.3a51-1" of the Securities and Exchange Commission (the "SEC"). Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a "recognized" national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.

 Section "15(g)" of the United States Securities Exchange Act of 1934, as amended, and Regulation Section "240.15g(c)2" of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in Empire's common shares are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be "penny stock".

THE FINANCIAL INDUSTRY REGULATORY AUTHORITY SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK.

 In addition to the “penny stock” rules referred to above, the Financial Industry Regulatory Authority, which we refer to as FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for shares of our common stock.

Risks Related to the Ownership of Our Securities

 THE VALUE OF OUR COMMON STOCK MAY DECREASE DUE TO FACTORS BEYOND OUR CONTROL. THESE FACTORS MAY RESULT IN SUBSTANTIAL LOSSES TO INVESTORS IF INVESTORS ARE UNABLE TO SELL THEIR SHARES AT OR ABOVE THEIR PURCHASE PRICE.

 The trading price of our common stock is subject to significant fluctuations due to a number of factors, including:

•	our status as a development stage company with a limited operating history

•
limited revenues to date, which may make risk-averse investors more inclined to sell their shares on the market more quickly and at greater discounts than may be the case with the shares of a seasoned issuer in the event of negative news or lack of progress and announcements of new products by us or our competitors

•	the timing and development of products and services that we may offer

•	general and industry-specific economic conditions

•	actual or anticipated fluctuations in our operating results

•	our capital commitments

•	the loss of any of our key management personnel

 In addition, the financial markets have experienced extreme price and volume fluctuations. The market prices of securities in this industry have been highly volatile and may continue to be highly volatile in the future, some of which may be unrelated to the operating performance of particular companies. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Whether or not meritorious, litigation brought against us could result in substantial costs, divert management's attention and resources and harm our financial condition and results of operations.

 WE DO NOT ANTICIPATE PAYING ANY DIVIDENDS IN THE FORESEEABLE FUTURE, WHICH MAY REDUCE THE RETURN ON INVESTMENT IN OUR COMMON STOCK.

 To date, Empire has not paid any cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future. Payment of future dividends will depend on earnings and the capital requirements of Empire, and Empire's debt facilities and other factors considered appropriate by Empire's Executive Officers and Directors. We cannot guarantee that we will, at any time, generate sufficient profits or surplus cash that would be available for distribution as a dividend to the holders of our common stock. Our current plans are to use any profits that we may generate, if we generate any profits at all, to fund our operations. Therefore, any return on investment would derive from an increase in the price of our stock, which may or may not occur.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL AND, IN SO DOING, WILL FURTHER DILUTE THE TOTAL NUMBER OF SHARES ISSUED AND OUTSTANDING.

 We will need to raise additional capital by issuing additional shares of common stock and will, thereby, increase the number of common shares outstanding. There can be no assurance that this additional capital will be available and, if the capital is available at all, that it will be available on terms acceptable to us. The issuances of additional equity securities by Empire may result in a significant dilution in the equity interests of its current security holders. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments. If we are able to raise additional capital, we cannot assure that it will be on terms that enhance the value of our common shares. If we are unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success will almost certainly be adversely affected.

 IF WE ARE DISSOLVED, IT IS UNLIKELY THAT THERE WILL BE SUFFICIENT ASSETS REMAINING TO DISTRIBUTE TO THE SHAREHOLDERS.

 In the event of our dissolution, any proceeds realized from the liquidation of our assets will be distributed to the shareholders only after all claims of our creditors and preferred shareholders, if any, are satisfied. In that case, the ability of investors of our shares to recover any portion of his or her investment in the shares will depend on the amount of funds realized and claims to be satisfied.

IF WE DO NOT REGISTER OUR COMMON STOCK UNDER SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934, WE WILL NOT BE A FULLY REPORTING COMPANY. IF SO, POTENTIAL INVESTORS IN OUR COMMON STOCK WILL NOT HAVE ACCESS TO CERTAIN INFORMATION THAT IS REQUIRED TO BE DISCLOSED BY A FULLY REPORTING COMPANY AND DIRECTORS, OFFICERS AND CERTAIN STOCKHOLDERS OF A FULLY REPORTING COMPANY.

 We intend to register our common stock under Section 12 of the Securities Act of 1934 and therefore become a fully reporting company with the SEC.  If we do not register our common stock under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”), we will be considered a Section 15(d) filer rather than a fully reporting company. In such a case, we will be only required to file annual reports on Form 10-K containing audited financial statements following the end of our fiscal year, quarterly reports on Form 10-Q containing unaudited financial statements for the first three quarters of our fiscal year following the end of such fiscal quarter, and current reports on Form 8-K shortly after the occurrence of certain material events with the SEC. We will also be required to comply with Rules 13e-3 and 13e-4 of the Exchange Act relating to going private and tender offers.

 In such a case, unlike a fully reporting company, we will not be subject to the proxy rules and, and therefore, we will not be required to send proxy statements or information statements to our stockholders or file them with the SEC. Also the short swing reporting and profit recovery rules will not be applicable to our directors and officers and any person who is the beneficial owner of more than 10% of the shares of our common stock. In addition, any person who acquires beneficial ownership of more than 5% of the shares of our common stock will not be required to report such ownership to the SEC by filing a Schedule 13D or Schedule 13G or provide a copy of such filing to us. Therefore, potential investors in our common stock will not have access to certain information that is required to be disclosed by a fully reporting company and directors, officers and certain stockholders of a fully reporting company.

 AS WE MAY BE UNABLE TO CREATE OR SUSTAIN A MARKET FOR OUR SHARES, THEY MAY BE EXTREMELY ILLIQUID

 If no market develops, the holders of our common stock may find it difficult or impossible to sell their shares. Further, even if a market develops, our common stock will be subject to fluctuations and volatility and Empire cannot apply directly to be quoted on the FINRA Over-The-Counter Bulletin Board (OTCBB). Additionally, the stock may be listed or traded only to the extent that there is interest by broker-dealers in acting as a market maker in Empire's stock. Despite Empire's efforts, it may not be able to convince any broker/dealers to act as market-makers and make quotations on the OTC Bulletin Board.

Item 1B.               Unresolved Staff Comments.

None

Item 2.                  Properties.

  Currently, Empire has not entered into any lease agreement for office facilities. We are using the offices of a company affiliated with Mr. Dunn, Empire’s president as our principal executive offices, which are located at 280 South Beverly Drive, Beverly Hills, California 90212, Telephone (310) 472-5138. . We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

Item 3.                 Legal Proceedings.

We are not a party to any legal proceedings.

Item 4.                 Submission of Matters to a Vote of Security Holders.

No matters have been submitted to a vote of Security Holders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our securities are not currently listed on any exchange or quotation service. We are not required to comply with the timely disclosure policies of any exchange or quotation service. The requirements to which we would be subject if our securities were so listed typically include the timely disclosure of a material change or fact with respect to our affairs and the making of required filings. Although we are not required to deliver an annual report to security holder, Empire intends to provide an annual report to our shareholders, which will include audited financial statements.

Our application with FINRA to trade our common stock on the OTCBB has just recently been approved.  Although we have been assigned a symbol “EMPM”, our common stock has not begun trading.

Penny Stock Considerations

If and when we begin trading, our common stock will be deemed to be "penny stock" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

•
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

•
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

•
Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to buy or sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock in the market place. In addition, the liquidity for our common stock may be decreased, with a corresponding decrease in the price of our common stock. Our shares are likely to be subject to such penny stock rules for the foreseeable future.

Common Stock Currently Outstanding

As of February 25, 2011, 19,231,000 of our current outstanding shares were restricted common stock, which are eligible for resale pursuant to Rule 144 of the Securities Act. We have no plans or commitments to register such shares in the future.

Holders

As of the date of this Report, we had 47 stockholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Reports to Stockholders

We are currently subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will continue to file periodic reports, and other information with the SEC. We intend to send annual reports to our stockholders containing audited financial statements.

Transfer Agent

Signature Stock Transfer, Inc., located at 2632 Coachlight Court, Plano, TX 75093 is the registrar and transfer agent for our common stock.

Recent Sales of Unregistered Securities

Additional Information

Copies of our annual reports on Form 10−K, quarterly reports on Form 10−Q, current reports on Form 8−K, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document, in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 6.                 Selected financial Data.

Not required under Regulation S-K for “smaller reporting companies.”

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This 10−K contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Risk Factors” and "Cautionary Note Regarding Forward Looking Statements" in Item 1 above.

Plan of Operations

General Overview

Empire was incorporated under the laws of the State of Nevada on October 13, 2009, with a business plan for providing and financing post-production services to the movie and television industry. Empire is in the development stage and has not generated any revenues as of the date of this Report.

On April 5, 2010, the United States Securities and Exchange Commission (the “SEC”) declared effective our registration on Form S-1 (the “Registration Statement”).  The Registration statement is for the sale of up to 12,000,000 registered shares of our common stock  (the “Shares”) owned by Mr. Peter Dunn, our founder and CEO ( the “Selling Shareholder”) at a price of $.005 per share.  We did not receive any of the proceeds from the sale of the shares.

We paid all of the expenses of the offering because we wanted to (i) become a reporting company with the Commission under the Securities Exchange Act of 1934 (the "1934 Act"); and (ii) enable our common stock to be traded on the OTC Bulletin Board. We believe that the registration of the sale of shares on behalf of our largest existing security holder may facilitate the development of a public market in our common stock when we begin trading.

 Critical accounting policies and estimates

Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR60”) issued by the SEC, suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to Empire’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. For a summary of our significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the financial statements.

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

Results of Operation

Empire is a development stage company that has a limited history of operations. Since our inception on October 13, 2009 to November 30, 2010, we have generated no revenues.  As of November 30, 2010, we had $908 in current assets.  We presently do not have the capital to commence the operations outlined above.

For the year ended November 30, 2010, we incurred a net loss of $61,654, and a net loss of $83,951 from inception on October 13, 2009 to the period ended November 30, 2010.  Empire has had no revenues since inception through November 30, 2010 and has incurred expenses of $83,951, during the same period relating to the initial formation of Empire, the offering expenses and other initial operating costs.

Plan of Operation

We estimate that our capital requirements for the next 6 months will be in the range of $30,000 to $60,000. In August 2010, the Company entered into agreement with Brain/Storm Pictures and 33 Ocean Ave Films to provide post production services for the total contract price of $170,000 and $1,690,000 to be commenced on October 4, 2010 and January 17, 2011, respectively.

The motion picture industry is intensely competitive.  While the Company intends to grow its business during the next twelve (12) months, volatile market conditions and the ongoing uncertainty of the global economic outlook could stymie that growth at any time.

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

Liquidity

Since our inception on October 13, 2009 to November 30, 2010, we have incurred a loss of $83,951. Our cash and cash equivalent balances were $908 at November 30, 2010.  At November 30, 2010, we had a shareholders’ deficit of $59,951 and our total current liabilities due to accounts payable and amounts due to related parties were $70,554.

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

Our auditors have issued a "going concern" opinion, which is included in the financial statements included in this Report. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no substantial revenues are anticipated. Our only other source for cash at this time is investments by our CEO and director.

As of November 30, 2010, we had a demand note payable to Mr. Dunn totaling $44,208. The note represents the purchase by Empire of computer equipment and software totaling $15,408 and an additional cash infusion of $28,800.

Financing Activities

Financing activities resulted in a net cash inflow of $31,800 from October 13, 2009 (date of inception) to November 30, 2010.

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of November 30, 2010, our cash balance was $908.  Our plan for satisfying our cash requirements for the next six months, estimated to be between $30,000 and $60,000, is through services-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate some services-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Expected Purchase or Sale of Significant Equipment

We do not anticipate the purchase or sale of any significant equipment; as such items are not required by us at this time or in the next twelve months.

Additional Disclosure of Outstanding Share Data

As of February 25, 2011, we had 24,000,000 shares of common stock issued and outstanding.

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

Equity and Capital Resources

We have incurred losses since inception of our business (October 13, 2009), and as of November 30, 2010, we had an accumulated deficit of $83,951. As of November 30, 2010, we had cash of $908 and working capital of $(59,951).

To date, we have funded our operations through short-term debt and sales of securities. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our talent base. However, we do not expect to start generating material revenues from our operations for another 6 to 9 months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report we did not have any commitments from any source to provide additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements is not anticipated to have a material effect on our operations.

Item 7A.              Quantitative and Qualitative Disclosures about Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 8.                 Financial Statements and Supplementary Data.

Our audited financial statements are set forth in this Annual Report beginning on page F-1.

EMPIRE POST MEDIA, INC.
Index to financial statements

Page
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of November 30, 2010 and 2009	F-2
Statements of Operations for the year ended November 30, 2010,  for the period from October 13, 2009 (Inception) through November 30, 2009 and cumulative from October 13, 2009 (Inception) to November 30, 2010
F-3
Statements of Shareholders’ Equity for the period from October 13, 2009 (Inception) to November 30, 2010	F-4
Statements of Cash Flows for the year ended November 30, 2010, from October 13, 2009 (Inception) through November 30, 2009 , and cumulative from October 13, 2009 (Inception) to November 30, 2010	F-5
Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Empire Post Media, Inc.

We have audited the accompanying balance sheets of Empire Post Media, Inc. as of November 30, 2010 and 2009, and the related statements of operations, shareholders’ equity and cash flows for the  year ended November 30, 2010, for the period from October 13, 2009 (date of inception) through November 30, 2009, and for the period from October 13, 2009 (date of inception) through November 30, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire Post Media, Inc. as of November 30, 2010 and 2009, and the results of its operations and its cash flows for the year ended November 30, 2010 and for the period October 13, 2009 (date of inception) through November 30, 2009, and for the period from October 13, 2009 (date of inception) through November 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained operating losses and negative cash flows from operations since its inception and has not yet generated revenues. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

February 25, 2011

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF NOVEMBER 30, 2010 AND 2009

	November 30, 2010	November 30, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$908	$3,000

TOTAL CURRENT ASSETS	908	3,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $5,713 and $577, respectively	9,695	14,831

TOTAL ASSETS	$10,603	$17,831

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$7,487	$-
Accounts payable to shareholder	16,200	565
Accrued interest	2,659	155
Note payable to shareholder	$44,208	$15,408

TOTAL CURRENT LIABILITIES	$70,554	$16,128

COMMITMENTS AND CONTINGENCIES, note 4

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 share issued and outstanding	$-	$-
Common stock, $0.001 par value, 50,000,000 shares authorized, 24,000,000 shares issued and outstanding	24,000	24,000
Deficit accumulated during the development stage	$(83,951)	$(22,297)

TOTAL SHAREHOLDERS' EQUITY	$(59,951)	$1,703

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,603	$17,831

See Report of Independent Registered Public Accounting Firm and Notes to Financial Statements

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED NOVEMBER 30, 2010, FOR THE PERIOD
FROM OCTOBER 31, 2009 (INCEPTION) THROUGH NOVEMBER 30, 2009,
AND CUMULATIVE FROM OCTOBER 13, 2009 (INCEPTION)
THROUGH NOVEMBER 30, 2010

	For the year ended November 30, 2010	For the period from October 13, 2009 (inception) through November 30, 2009	Cumulative from October 13, 2009 (inception) through November 30, 2010

REVENUE	$-	$-	$-

EXPENSES:
Bank charges	36	-	36
Interest expenses	2,504	155	2,659
Miscellaneous	1,225	-	1,225
Taxes and licenses	125	-	125
Telephone	10	-	10
Office expenses	187	-	187
Outside services	19,450	20,250	39,700
Legal and professional fees	27,118	750	27,868
Filing fees	5,863	565	6,428
Depreciation expense	5,136	577	5,713

TOTAL EXPENSES	61,654	22,297	83,951

LOSS FROM OPERATIONS	$(61,654)	$(22,297)	$(83,951)

Basic and diluted loss per share	$-	$-
Weighted average shares outstanding	24,000,000	24,000,000

See Report of Independent Registered Public Accounting Firm and Notes to Financial Statements

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
FOR THE PERIOD FROM OCTOBER 13, 2009 (INCEPTION)
THROUGH NOVEMBER 30, 2010
STATEMENT OF SHAREHOLDERS' EQUITY

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, October 13, 2009 (Date of Inception)	-	$-	$-	$-	$-

Issuance of shares for cash in October 2009 ($0.001 per share)	3,000,000	3,000	-	-	3,000

Issuance of shares for services in October 2009($0.001 per share)	21,000,000	21,000	-		21,000

Net Loss	-	-	-	(22,297)	(22,297)

BALANCE, November 30, 2009	24,000,000	24,000	-	(22,297)	1,703

Net loss	-	-	-	(61,654)	(61,654)

BALANCE, November 30, 2010	24,000,000	$24,000	$-	$(83,951)	$(59,951)

See Report of Independent Registered Public Accounting Firm and Notes to Financial Statements

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED NOVEMBER 30, 2010, FOR THE PERIOD
FROM OCTOBER 31, 2009 (INCEPTION) THROUGH NOVEMBER 30, 2009,
AND CUMULATIVE FROM OCTOBER 13, 2009 (INCEPTION)
THROUGH NOVEMBER 30, 2010

	For the year ended November 30, 2010	For the period from October 13, 2009 (inception) through November 30, 2009	Cumulative from October 13, 2009 (inception) through November 30, 2010
CASHFLOW FROM OPERATING ACTIVITIES:
Net loss	$(61,654)	$(22,297)	$(83,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	21,000	21,000
Depreciation expense	5,136	577	5,713

Increase in:
Accounts payable	7,487	-	7,487
Accounts payable to shareholders	15,635	565	16,200
Accrued interest	2,504	155	2,659

NET CASH USED FROM OPERATING ACTIVITIES	(30,892)	-	(30,892)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	3,000	3,000
Shareholder loan	28,800	-	28,800

NET CASH PROVIDED FROM FINANCING ACTIVITIES	28,8700	3,000	31,800

NET INCREASE (DECREASE) IN CASH	(2,092)	3,000	908

CASH BEGINNING OF PERIODS	3,000	-	-

CASH AT THE END OF PERIODS	$908	$3,000	$908

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid in cash	$-	$-	$-
Interest expense paid in cash	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Acquisition of computer equipment through assumption of a note payable to shareholder	$-	$15,408	$15,408

See Report of Independent Registered Public Accounting Firm and Notes to Financial Statements

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010

1.      ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

Empire Post Media, Inc. (the “Company”) was founded in the State of Nevada on October 13, 2009.  The Company is in the business of providing post production services to the movie and television industry.  The services include both two-dimensional and three-dimensional formats and are offered on a collateralized-deferred basis to producers and owners of feature films; television movies, specials and series; short subjects and documentaries. In the opinion of management, the accompanying audited financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the period presented.

Development Stage Activities

Since inception the Company has not conducted any revenue-producing business operations. All of the operating results and cash flows reported in the accompanying financial statements from October 13, 2009 through November 30, 2010 are considered to be those related to the development stage activities and represent the 'cumulative from inception' amounts required to be reported pursuant to the accounting standards for Development Stage Enterprises.  The Company is focusing its efforts on developing its business of providing post production services.

Going Concern

The Company has no revenue and has generated a net operating loss since its inception.  The Company also has a negative working capital and accumulated deficit at November 30, 2010.  These factors among others raise substantial doubt about going concern. The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.   The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s ability to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions.  Management plans to raise additional capital through stock offerings in order to build up the business and name recognition.  However, there can be no assurance that the Company will be able to raise sufficient capital to fully implement its business model.

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

For the year ended November 30, 2010 and for the period from October 13, 2009 (inception) through November 30, 2009, depreciation expense totaled $5,136 and $577, respectively.

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
NOVEMBER 30, 2010

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The carrying amount of certain financial instruments, including cash and cash equivalents, accounts payable, accrued expenses and notes payable, approximates fair value due to the relatively short maturity of such instruments.

Revenue Recognition

Revenue will be recognized in accordance with the guidance of FASB ASC 605-10-25, which is when the revenue is realized or realizable, and when revenue is earned.  Revenue is considered earned when the services to be rendered under the contracts are substantially completed.  All contracts will be collateralized with a legally perfected, secured interest in each project’s distribution receipts and other revenues.  The Company is in the development state and has yet realized revenue from operation as of November 30, 2010.

Consulting Fees

Consulting fees include fees for services provided by officers/shareholders of the Company and an attorney.  For the year ended November 30, 2010 and for the period from October 13, 2009 (inception) through November 30, 2009, consulting fees totaled $19,450 and $20,250, respectively.  For the period ended November 30, 2010, the Company recorded $15,700 payable to an Officer/Shareholder of the Company for Consulting Services rendered.   The Company has incurred no losses as a result of any credit risk exposure.

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  Interest and penalties totaled $0 for the year ended November 30, 2010.  The company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions.  For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and the IRS for tax years through 2009.

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

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In June 2009, the FASB issued revised guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance on December 1, 2010. There was no impact upon adoption of this guidance.

In June 2009, the FASB issued new guidance regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance which changes the accounting for equity share lending arrangements on an entity's own shares when executed in contemplation of a convertible debt offering. This guidance requires the share lending arrangement to be measured at fair value and recognized as an issuance cost. These issuance costs should then be amortized as interest expense over the life of the financing arrangement. Shares loaned under these arrangements should be excluded from computation of earnings per share. This guidance is effective for fiscal years beginning after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of the fiscal year.  The Company adopted this guidance on December 1, 2010. There was no impact upon adoption of this guidance.

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements. This new guidance amends the existing criteria for separating consideration received in multiple- deliverable arrangements and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. The guidance establishes a hierarchy for determining the selling price of a deliverable which is based on vendor-specific objective evidence, third-party evidence, or management estimates. Expanded disclosures related to multiple-deliverable revenue arrangements are also required. This guidance is effective for the Company beginning fiscal year 2011, with early adoption permitted. Upon adoption, the guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements, or it may be applied retrospectively. The Company adopted this guidance on December 1, 2010. There was no impact upon adoption of this guidance.

In January 2010, the FASB issued Accounting Standards Update ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements". This guidance requires new disclosures related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The adoption of this guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We have adopted this guidance in the financial statements presented herein, which did not have a material impact on our consolidated financial position or results of operations.

 3.      NOTE PAYABLE TO SHAREHOLDER

At November 30, 2010, the Company has an outstanding note payable balance, bearing 8% interest, due on demand, due from an officer/shareholder of the Company in the amount of $44,208.  Interest accrued on this note totaled $2,659 since inception.

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010

4.      COMMITMENTS AND CONTINGENCIES

Cash Deposits

The Company maintains its cash at a financial institution.  The account is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000.  On May 20, 2009, the FDIC temporarily increased its coverage from $100,000 to $250,000 per depositor through December 31, 2013.  The Company’s cash account, at times, may exceed federally insured limits. The Company has incurred no losses as of result of any credit risk exposure.

5.      INCOME TAXES

As November 30, 2010, total deferred income tax assets consist principally of net operating loss carry forwards in amounts still to be determined.   For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred income tax assets due to the uncertainty surrounding their ultimate realization.  If not utilize, the net operating loss carryover is due to expire in 2029.

6.      RELATED PARTY TRANSACTIONS

The Company uses the offices of a company affiliated with its president, as its principal executive offices.  The space occupied by Empire Post Media, Inc. is de minimus.

For the year ended November 30, 2010, the Company paid $3,750 to Mr. Allen Dunn for his services.  Mr. A. Dunn is the son of the Company’s majority shareholder, Peter Dunn.  Mr. A. Dunn is the Company’s Assistant Corporate Secretary.

7.      SUBSEQUENT EVENT

On December 27, 2010 the Company entered into a post-production/consulting contract with  Tunnel,  Inc. for a minimum monthly retainer fee of $10,000 plus any extraordinarily out of pocket costs, such travel expenses, etc.   The contract was commenced on January 2011.  Empire will be consulting on certain special post-production situations in addition to providing post- production services.   As of January 31, 2011, the Company has billed and collected $17,190 from Tunnel, Inc.

Item 9.                 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of November 30, 2009 and 2010 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended November 30, 2009 and 2010. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form S-1 in April, 2010.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.  Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended November 30, 2010. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.  The Company does not have adequate segregation of duties in the handling of their financial reporting.  This is caused by a very limited number of personnel.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended November 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.              Other Information.

Not applicable.

PART III

Item 10.               Directors, Executive Officers and Corporate Governance.

Our Board of Directors currently consists of three members. Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors. Our current directors and executive officers are:

Name	Age	Position
Peter Dunn	70	President, Chief Financial Officer, Secretary and Director
Martin Fink	71	Executive Vice-President and Director

PETER DUNN

Mr. Dunn, the founder of Empire was appointed President, Chief Financial Officer, Secretary and a Director October 15, 2009.  He has forty years of experience as a creator, owner, investor and manager of entrepreneurial companies in the media, communications, technology, energy and financial services sectors.

Since 2001, Mr. Dunn has been President of Norris Capital Partners, Inc, a private management firm, specializing in public stock investments in the energy field.  In 1997, Peter created VNOW, a public company which developed proprietary high speed internet video software and produced internet/CDROM videos for a wide range of corporate clients including Victoria’s Secret, Cheesecake Factory and Arco.

For nearly two decades beginning in 1980, Mr. Dunn created, produced and in some cases directed over 138 major sporting and entertainment events.  His Classic Golf International company produced a variety of golf home programs for Paramount Home Video and “Fairways to Heaven,” a television special for BBC/Lifetime.  His Integrated Special Promotions marketing consultancy produced many major projects for The Coca-Cola Company in the late l980s and early 1990s, including a live show called “A Gala Premiere: Introducing Diet Coke,” starring Paul Anka at the Los Angeles Music Center, which was the centerpiece of the Western states rollout of Diet Coke; ‘A Centennial Celebration,” a live show at the Universal Amphitheatre starring George Burns and Kenny Loggins celebrating Coke’s hundredth birthday; and the gala entertainment event at the Queen Mary in Long Beach celebrating the West Coast end of the line for “Hands Across America”.  Mr. Dunn also consulted for Coca-Cola in connection with the pre-opening ceremonies of the 1984 Summer Olympics in Los Angeles and the hundredth birthday celebration of the Statue of Liberty in New York, attended by President Ronald Reagan.

In 1972, Mr. Dunn founded and became the first President of Western Corporate Services, owner of U.S. Stock Transfer Corp., the third largest independent stock transfer agency in the United States.  He remained an owner and a member of the Board of Directors until U.S. Stock Transfer was sold in 2007, to Computershare Ltd., the largest share registry company in the world.

Mr. Dunn graduated from Clarkson College of Technology, Potsdam, New York.

MARTIN FINK

Mr. Fink was appointed Executive Vice-President and Director of Empire on October 15, 2009.  He has been involved in the financing, production and risk management of motion pictures for over 40 years. Mr. Fink entered film production in the 1960’s at 20 th Century Fox as part of the team that produced “Von Ryan’s Express,” starring Frank Sinatra, “Fantastic Voyage,” starring Raquel Welch, “Our Man Flint” and “In Like Flint,” both of which starred James Coburn.  He was the producer of the critically acclaimed “Payday” in 1973 and associate producer of “One Flew Over The Cuckoo’s Nest,” which won five Academy Awards including Best Picture in 1976.  During the 1980s he was president of Eagle Entertainment, Inc., a fully-reporting NASDAQ company which was active in both the development and production of motion pictures and completion bonding.  From 1990 to 1996, he was the president of Complete Film Corporation, a wholly owned subsidiary of Carolco Pictures, a producer and financier of high budget “event” movies.

Mr. Fink has provided completion bond and/or production management and advisory services for more than 30 feature films, including “Total Recall” and “Terminator 2: Judgment Day,” both of which starred Arnold Schwarzenegger; “Basic Instinct,” starring Michael Douglas and Sharon Stone; “The Doors.” starring Val Kilmer; “Rambling Rose,” starring Laura Dern;  “Cliffhanger” and “Judge Dredd,” starring Sylvester Stallone; “Stargate,” starring Kurt Russell; “Die Hard with  a Vengeance,” starring Bruce Willis; “The Scarlet Letter,” starring Demi Moore; “Shadow Conspiracy,” starring Charlie Sheen; “Nixon,” starring Anthony Hopkins; “Lolita,” starring Jeremy Irons; and “Evita,” starring Madonna and Antonio Banderas.

From l996-2000, Mr. Fink, as manager of New Beginnings Enterprises LLC, provided monitoring and support services to a London-based financier in connection with approximately 25 lower budget feature films, including Oscar-winner “Gods and Monsters.”.  These services included the design and construction of a new state-of-the-art digital post-production facility and supervision of production, post-production and sales of the films.  During the same period, he was executive producer of “Beautiful,” starring Minnie Driver and directed by Sally Field, and “ Young Blades ,” starring Ben Cross, production executive on “Exhuming Mr. Rice,” starring David Bowie, and co-producer of “ The Opportunists,” starring Christopher Walken and Cyndi Lauper.

Mr. Fink was also Chairman of the Board of U.S. Stock Transfer Corporation, the third largest independent stock transfer agency in the United States, for over 25 years until it was sold in February 2007 to Computershare Ltd., the largest share registry company in the world.  Since 2003, he has been a principal of Complete Rights Management LLC, which provides advisory, back office and production services to financiers, producers, distributors, sales agents, libraries and completion guarantors.  He was an associate producer of Sir Trevor Nunn’s London production of “GONE WITH THE WIND: The Musical” in 2008.

Audit Committee

Empire does not presently have an Audit Committee and the entire Board acts in such capacity for the immediate future due to the limited size of the Board. Empire intends to increase the size of its Board in the future, at which time it may appoint an Audit Committee.
In lieu of an Audit Committee the Board is empowered to make such examinations as are necessary to monitor the corporate financial reporting and the external audits of Empire, to provide to the Board of Directors (the "Board") the results of its examinations and recommendations derived there from, to outline to the Board improvements made, or to be made, in internal control, to nominate independent auditors, and to provide to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters that require Board attention.

Compensation Committee

Empire does not presently have a Nominating Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. Empire intends to increase the size of its Board in the future, at which time it may appoint a Compensation Committee.

The Compensation Committee will be authorized to review and make recommendations to the Board regarding all forms of compensation to be provided to the executive officers and directors of Empire, including stock compensation, and bonus compensation to all employees.

Nominating Committee

Empire does not have a Nominating Committee and the Board acts in such capacity.

Code of Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics applicable to our directors, officers and employees, in accordance with applicable federal securities laws and the FINRA Rules.

Indemnification of Executive Officers and Directors

We have adopted provisions in our certificate of incorporation that limit the liability of our Directors for monetary damages for breach of their fiduciary duty as directors, except for liability that cannot be eliminated under the Nevada Revised Statutes. Nevada law provides that directors of a company will not be personally liable for monetary damages for breach of their fiduciary duty as directors, except for liabilities:

* for any breach of their fiduciary duty of loyalty to Empire or its security holders;
* for acts or omissions which involve intentional misconduct, fraud or a knowing violation of law;
* for unlawful payment of dividend or unlawful stock repurchase or redemption, as provided under Section 78.300 of the Nevada Revised Statutes; or,
* for any transaction from which the director derived an improper personal benefit.

In addition, our bylaws provide for the indemnification of officers, directors and third parties acting on our behalf, to the fullest extent permitted by Nevada Revised Statutes, if our board of directors authorizes the proceeding for which such person is seeking indemnification (other than proceedings that are brought to enforce the indemnification provisions pursuant to the bylaws).

These indemnification provisions may be sufficiently broad to permit indemnification of the Empire’s executive officers and directors for liabilities (including reimbursement of expenses incurred) arising under the Securities Act of 1933.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. No pending material litigation or proceeding involving our directors, executive officers, employees or other agents as to which indemnification is being sought exists, and we are not aware of any pending or threatened material litigation that may result in claims for indemnification by any of our directors or executive officers.
Item 11.               Executive Compensation

The following table sets forth the compensation of our Chief Executive Officer during the last two fiscal years ended November 30, 2010 and 2009.  No officers or directors received annual compensation in excess of $100,000 during the last two completed fiscal years.

Summary Compensation Table
	Annual Compensation					Long Term Compensation
						Awards		Payout
							Securities
					Other Annual	Restricted Stock	Underlying	LTIP	All Other
	Year		Salary	Bonus($)	Compensation($)	Award(s)	Options (#)	Payout($)	Compensation
Peter Dunn	2010		$12,000	0	0	0	0	0	0
President	2009	(1)	$19,500	0	0	0	0	0	$19,500

(1) Mr. Dunn received 19,500,000 shares of Empire’s common stock, valued at $19,500 for services provided to Empire during the early stages of our business. As our business progresses and grows, we expect to begin paying salaries to each of our officers. We also expect to hire part-time and full-time employees and consultants who will be paid compensation and consulting fees.  For the year ended November 30, 2010, the Company accrued $12,000 as consulting fees payable to Mr. Dunn.

Employment Agreement

We do not have any employment agreements with our officers.

Stock Option Plan

We do not have a stock option plan and we have not issued any warrants, options or other rights to acquire our securities.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director's Compensation

At present we do not pay our directors for attending meetings of our Board of Directors, although we expect to adopt a director compensation policy by the end of the current year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth as of February 15, 2011 the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are no known pending or anticipated arrangements that may cause a change in control.

	Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner (1)	Owned	Common Stock
Peter Dunn (2)	18,595,000	77.5%
Martin Fink (3)	636,000	2.7%
Officers and Directors (2 persons)	19,231,000	80.2%
____________________
•	Less than 1%

(1)	The address for each person or entity listed on the table is c/o Empire Post Media, Inc., 280 South Beverly Drive, Suite 205, Beverly Hills, CA 90212.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

On October 15, 2009, Empire purchased computer equipment and software from its President, Mr. Dunn, for $15,408, evidenced by a promissory note, bearing interest at 8% per annum, due on demand.  The equipment and software was valued at Mr. Dunn’s cost and Empire believes that such price was reasonable and the same that would be paid if it were in an arms-length transaction.

On January 25, 2010, Mr. Dunn, President of Empire, executed an Agreement to Advance Funds up to $25,000 (the “Agreement”) with Empire.  Pursuant to the terms of this Agreement, this loan will bear interest at the rate of 8% per annum, documented by a promissory note and payable only (a) quarterly payments equal to 10% of Empire’s net profits, (b) payment in full upon receipt by Empire of not less than $500,000 in capital, or (c) payment in full upon the sale of substantially all of Empire’s assets or 80% of its capital. We intend to use the funds to be received in connection with this promissory note, for costs and expenses related to this offering, and for other business expenses during our development stage.

Other than as set forth above, there are no, and have not been since inception, any material agreements or proposed transactions, whether direct or indirect, with any of the following:

*The Director or Officer;
* any nominee for election as a director;
* any principal security holder identified in the preceding "Security Ownership of Selling Security Holders and Management" section; or
* any relative, spouse, or relative of such spouse, of the above referenced person.

   Item 14.            Principal Accountant Fees and Services.

During the last two fiscal years, Rose, Snyder, & Jacobs  , the Company’s independent auditors, have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the year ended November 30, 2010, as contained in this Report, are estimated and included for the fiscal year ended November 30, 2010.

	Year ended November 30,
	2010	2009

Audit Fees	$10,000	$-0-

Audit-Related Fees	$4,050	$-0-

Tax Fees	$-0-	$-0-

All Other Fees	$-0-	$-0-

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Rose, Snyder, & Jacobs.   Prior to the engagement of Rose, Snyder, & Jacobs for any non-audit or non-audit related services, the Board must conclude that such services are compatible with Rose, Snyder, & Jacobs’ independence as our auditors.

PART IV

Item 15.               Exhibits; Financial Statement Schedules.

EXHIBITS:

Exhibit Number	Description of Exhibits
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
10.1(2)	Promissory Note between Peter Dunn and Registrant dated October 15, 2009
10.2(2)	Agreement to Advance Funds between Peter Dunn and Registrant dated January 25, 2010
10.3(3)	Post Production Services Agreement dated August 26, 2010, between the Company and Brain/Storm Pictures
10.4(3)	Post Production Services Agreement dated August 27, 2010, between the Company and Ocean Ave. Films
31.1*	Certification of CEO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
(1)	These exhibits have been previously filed with Registrant’s S-1 Registration Statement filed December 16, 2009
(2)	These exhibits have been previously filed with the Registrant’s S-1/A filed January 28, 2010
(3)	These exhibits have been previously filed with the Registrant’s 8-K filed September 15, 2010

FORM 8-K:

The Company filed a Form 8-K on September 15, 2010, relating to the execution of two contracts.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th  day of February, 2011.

EMPIRE POST MEDIA, INC.

By:	/s/ PETER DUNN
Peter Dunn, President (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Peter Dunn	Dated: February 25, 2011
Peter Dunn
President (Principal Executive Officer) and Director

/s/ Peter Dunn	Dated: February 25, 2011
Peter Dunn
Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Director

/s/ Martin Fink	Dated: February 25, 2011
Martin Fink
Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
10.1(2)	Promissory Note between Peter Dunn and Registrant dated October 15, 2009
10.2(2)	Agreement to Advance Funds between Peter Dunn and Registrant dated January 25, 2010
10.3(3)	Post Production Services Agreement dated August 26, 2010, between the Company and Brain/Storm Pictures
10.4(3)	Post Production Services Agreement dated August 27, 2010, between the Company and Ocean Ave. Films
31.1*	Certification of CEO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
(1)	These exhibits have been previously filed with Registrant’s S-1 Registration Statement filed December 16, 2009
(2)	These exhibits have been previously filed with the Registrant’s S-1/A filed January 28, 2010
(3)	These exhibits have been previously filed with the Registrant’s 8-K filed September 15, 2010