Form 10-Q
period 2011-02-28
Empire Post Media, Inc.
filed 2011-04-06
CIK 1478682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

As of March  29, 2011, there were 24,104,667 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
EMPIRE POST MEDIA, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
FEBRUARY 28, 2011 AND NOVEMBER 30, 2010

	February 28, 2011 (Unaudited)	November 30, 2010 (Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,271	$908
Accounts receivable	15,500	-

TOTAL CURRENT ASSETS	21,771	908

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $6,997 and $5,713, respectively	8,411	9,695

TOTAL ASSETS	$30,182	$10,603

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$14,416	$7,487
Accounts payable to shareholders	3,500	16,200
Accrued interest	3,549	2,659
Note payable to shareholder	45,723	44,208

TOTAL CURRENT LIABILITIES	$67,188	$70,554

COMMITMENTS AND CONTINGENCIES, note 4

SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 share issued and outstanding	$-	$-
Common stock, $0.001 par value, 50,000,000 shares authorized, 24,104,667 and 24,000,000 shares issued and outstanding , respectively.	24,105	24,000
Additional paid-in capital	15,595	-
Deficit accumulated during the development stage	(76,706)	(83,951)

TOTAL SHAREHOLDERS' (DEFICIT)	$(37,006)	$(59,951)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$30,182	$10,603

See Notes to Financial Statements

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2011 AND 2010
AND CUMULATIVE FROM OCTOBER 13, 2009 (INCEPTION)
THROUGH FEBRUAY 28, 2011
(UNAUDITED)

	Three Months Ended February 28,		Cumulative From
	2011	2010	Inception
REVENUE	$43,706	$-	$43,706

COST OF REVENUE	25,241	-	25,241

GROSS PROFIT	18,465	-	18,465

EXPENSES:
General and Administrative	11,220	14,186	95,171

NET INCOME (LOSS)	$7,245	$(14,186)	$(76,706)

Basic and diluted loss per share	$-	$-
Weighted average shares outstanding	24,003,489	$24,000,000

See Notes to Financial Statements

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 13, 2009 (INCEPTION)
THROUGH FEBRUARY 28, 2011
(UNAUDITED)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

BALANCE, October 13, 2009 (Date of Inception)	-	$-	$-	$-	$-

Issuance of shares for cash in October 2009 ($0.001 per share)	3,000,000	3,000	-	-	3,000

Issuance of shares for services in October 2009($0.001 per share)	21,000,000	21,000	-	-	21,000

Net (Loss)	-	-	-	(22,297)	(22,297)

BALANCE, November 30, 2009	24,000,000	24,000	-	(22,297)	1,703

Net (Loss)	-	-	-	(61,654)	(61,654)

BALANCE, November 30, 2010	24,000,000	24,000	-	(83,951)	(59,951)

Issuance of shares for accrued salaries in February 2011 ($0.15 per share)	104,667	105	15,595	-	15,700

Net Income	-	-	-	7,245	7,245

BALANCE, February 28, 2011	24,104,667	$24,105	$15,595	$(76,706)	$(37,006)

See Notes to Financial Statements.

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2011 AND 2010,
AND CUMULATIVE FROM OCTOBER 13, 2009 (INCEPTION)
TRHOUGH FEBRUARY 28, 2011
(UNAUDITED)

	Three Months Ended		Cumulative from Inception to
	February 28,		February 28,
	2011	2010	2011
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$7,245	$(14,186)	$(76,706)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Common stock issued for services	-	-	21,000
Depreciation expense	1,284	1,284	6,997
Increase/Decrease in:
Accounts receivable	(15,500)	-	(15,500)
Accounts payable	6,929	1,382	14,416
Accounts payable to shareholders	3,000	6,000	19,200
Accrued interest	890	322	3,549
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	3,848	(5,198)	(27,044)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	2,975	2,300	31,775
Payments on shareholder loan	(1,460)	-	(1,460)
Proceeds from sale of common stock	-	-	3,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,515	2,300	33,315

NET INCREASE (DECREASE) IN CASH	5,363	(2,898)	6,271

CASH AT BEGINNING OF PERIODS	908	3,000	-

CASH AT END OF PERIODS	$6,271	$102	$6,271

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid in cash	$-	$-	$-
Interest expense paid in cash	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Acquisition of computer equipment through assumption of a note payable to shareholder	$-	$-	$15,408

See Notes to Financial Statements.

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(UNAUDITED)

1.      ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

Empire Post Media, Inc. (the “Company”) was founded in the State of Nevada on October 13, 2009.  The Company is in the business of providing post production services to the movie and television industry.  The services include both two-dimensional and three-dimensional formats and are offered on a collateralized-deferred basis to producers and owners of feature films; television movies, specials and series; short subjects and documentaries. In the opinion of management, the accompanying financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the period presented.

The unaudited financial statements of the Company been prepared in accordance with the Securities and Exchange Commission (SEC) rules for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The balance sheet information as of November 30, 2010 was derived from the audited financial statements included in Form 10-K filed February 28, 2011. These interim financial statements should be read in conjunction with that report

Development Stage Activities

Since inception the Company has only limited revenue-producing business operations.  All of the operating results and cash flows reported in the accompanying financial statements from October 13, 2009 through February 28, 2011 are considered to be those related to the development stage activities and represent the 'cumulative from inception' amounts required to be reported pursuant to the accounting standards for Development Stage Enterprises.  The Company is focusing its efforts on developing its business of providing post production services.

Going Concern

The Company has only limited revenues and has generated a net operating loss since its inception.  The Company also has a negative working capital and accumulated deficit at February 28, 2011.  These factors among others raise substantial doubt about going concern. The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.   The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s ability to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions.  Management plans to raise additional capital through stock offerings in order to build up the business and name recognition.  However, there can be no assurance that the Company will be able to raise sufficient capital to fully implement its business model.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(UNAUDITED)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

For the quarters ended February 28, 2011 and 2010, and for the period from October 13, 2009 (inception) through February 28, 2011, depreciation expenses totaled $1,284, $1,284, and $6,997, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Management uses its knowledge of its business in making estimates.  Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amount of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable, approximates fair value due to the relatively short maturity of such instruments.

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

Revenue Recognition

Revenue is recognized in accordance with the guidance of FASB ASC 605-10-25, which is when the revenue is realized or realizable, and when revenue is earned.  Revenue is considered earned when the services to be rendered under the contracts are substantially completed.  All contracts are collateralized with a legally perfected, secured interest in each project’s distribution receipts and other revenues.

Consulting Fees

Consulting fees include fees for services provided by officers/shareholders of the Company.   For the quarters ended February 28, 2011 and 2010, and for the period from October 13, 2009 (inception) through February 28, 2011. consulting fees totaled $3,000, $6,000 and $42,700, respectively.  The Company has incurred no losses as a result of any credit risk exposure.  (See Note 6 - Related Parties Transactions)

Income Taxes

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  Interest and penalties totaled $0 for the year ended November 30, 2010.  The company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions.  For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and the IRS for tax years through 2010.

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(UNAUDITED)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

 3.      NOTE PAYABLE TO SHAREHOLDER

At February 28, 2011and November 30, 2011 the Company has an outstanding note payable balance, bearing 8% interest, due on demand, due from an officer/shareholder of the Company in the amount of $45,723 and $44,208, respectively.  Interest accrued on this note totaled $3,549 since inception.  For the quarters ended February 28, 2011 and 2010, an officer/shareholder advanced the Company $1,515 and $2,300, respectively.    Accrued interest for the quarter ended February 28, 2011 and 2010 totaled $890 and $322, respectively.

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

On February 25, 2011, the Company converted $15,700 of accrued compensations of one current officer and one former officer into shares of the Company’s common stock at price of $.15 per share for the total of 104,667 shares.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

General Overview

Empire was incorporated under the laws of the State of Nevada on October 13, 2009, with a business plan for providing and financing post-production services to the movie and television industry. Empire is in the development stage and has generated $43,706 of revenues as of the date of this Report.

On April 5, 2010, the United States Securities and Exchange Commission (the “SEC”) declared effective our registration on Form S-1 (the “Registration Statement”).  The Registration statement was for the sale of up to 12,000,000 registered shares of our common stock  (the “Shares”) owned by Mr. Peter Dunn, our founder and CEO ( the “Selling Shareholder”) at a price of $.005 per share.  The Company did not receive any of the proceeds from the sale of the shares. The Company paid all of the expenses of the offering because it wanted to (i) become a reporting company with the Commission under the Securities Exchange Act of 1934 (the "1934 Act"); and (ii) enable its common stock to be traded on the OTC Bulletin Board. We believe that the registration of the sale of shares on behalf of our largest existing security holder may facilitate the development of a public market in our common stock on the OTC Bulletin Board.  We recently received approval from FINRA to begin trading on the OTC Bulletin Board and we intend to commence such trading within the next thirty days. There is no assurance that there will be any active trading in our common stock.

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

Results of Operation

Empire is a development stage company that has a limited history of operations. Since our inception on October 13, 2009 to August 31, 2010, we have generated limited revenues.  As of February 28, 2011, we had $21,771 in current assets.  We presently may not have the capital to commence the operations outlined above.

For the quarter ended February 28, 2011, we had net income of $7,245, compared to a net loss of $(14,186) for the quarter ended February 28, 2010.  For the quarters ended February 28, 2011 and 2010, Empire had revenues of $43,706 and $0, respectively, and has incurred expenses of $36,461 and $14,186, respectively, during the same periods.  All of the expenses for the quarter ended February 28, 2010, were relating to the initial formation of Empire, the offering expenses and other initial operating costs.

Plan of Operation

We did not receive any proceeds from the sale of shares under Registration Statement.  Our continued existence is dependent upon our ability to obtain additional financing and to generate revenue.  We estimate that our capital requirements for the next 6 months will be in the range of $30,000 to $60,000.

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

Our limited revenues and dependence on our ability to raise additional capital to continue our existence, raise substantial doubt about our ability to continue as a going concern. Our financial statements and their explanatory notes included as part of this Report do not include any adjustments that might result from the outcome of this uncertainty. If we fail to obtain additional financing, either through an offering of our securities or by obtaining loans, we may be forced to cease our business.

We paid for all costs relating to the registration of the common stock.  The selling security holder, however,  paid any distribution costs and commissions or other fees payable to brokers or dealers in connection with any sale of the common stock. If we issue additional equity securities to raise funds, the ownership percentage of our existing security holder would be reduced. New investors may demand rights, preferences or privileges senior to those of the current existing shareholder of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

Liquidity

Since our inception on October 13, 2009 to February 28, 2011, we have incurred a loss of $(76,706). Our cash and cash equivalent balances were $6,271.  At February 28, 2011, we had a shareholders’ deficit of $37,006 and our total current liabilities due to accounts payable and amounts due to related parties were $67,188.

On October 15, 2009, Empire issued 24,000,000 shares of its common stock, at $0.001 per share, for an aggregate value of $24,000.
On February 25, 2011, we issued an aggregate of 104,667 shares at a price of $.15 per share in satisfaction of accrued compensations owed to one current and one previous officer.

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

We estimate that our “burn rate” is approximately $10,000 per month.  Management has estimated the cost over the next six months to be (a) between $6,000 and $15,000 to continue to marketing and financing of post-production services to the entertainment industry, and (b) $10,000 to maintain our reporting status. Therefore our current cash on hand will not satisfy our cash requirements for the next six months and in the event that our revenues do not increase, our CEO and director, Mr. Dunn, will need to arrange additional financial commitments to our company, which is not guaranteed.  Between October 13, 2009 and February 28, 2011, Mr. Dunn loaned us up $45,723 pursuant to an Agreement to Advance Funds between Empire and Mr. Dunn. These funds were used for fees and expenses related to this offering and to sustain our business over the period. Although Mr. Dunn may be willing to make some personal additional financial commitments, the total additional amount that he is willing to invest has not yet been determined.

We plan to satisfy our future cash requirements - primarily for working capital required for the marketing of our services and to offset legal and accounting fees - through revenue generating activities as well as financing activities. Our financing activities will likely be in the form of future debt or equity financing.

Management believes that if we obtain sufficient funds to operate our business through future debt or equity financing, we will increase our sales revenue within the following twelve months. However, additional debt or equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

Our auditors have issued a "going concern" opinion, which is included in the financial statements included in our recent Form 10-K filing. . This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated only limited revenues to date. Our only other source for cash at this time is investments by our CEO and director. We must raise cash to implement our business strategy and stay in business.

As of February 28, 2011, we had a demand note payable to Mr. Dunn totaling $45,723. The note represents the purchase by Empire of computer equipment and software totaling $15,408 and an additional cash infusion of $30,315.

Financing Activities

Financing activities resulted in a net cash inflow of $33,315 from October 13, 2009 (date of inception) to February 28, 2011.

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of February 28, 2011, our cash balance was $6,271.  Our plan for satisfying our cash requirements for the next six months, estimated to be between $30,000 and $60,000, is through services-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate increased services-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Expected Purchase or Sale of Significant Equipment

We do not anticipate the purchase or sale of any significant equipment; as such items are not required by us at this time or in the next twelve months.

Additional Disclosure of Outstanding Share Data

As of February 28, 2011, we had 24,104,667 shares of common stock issued and outstanding.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

There are numerous factors that affect the Company's business and the results of its operations. These factors include general economic and business conditions; our ability to raise such funds as are necessary to maintain our operations; the ability of management to execute its business plan.

Item 4.  Controls and Procedures

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer/ principal financial officer has evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure. Our management, including the CEO/CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO/CFO has concluded that our Disclosure Controls are effective at a reasonable assurance level.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2011, we issued 104,667 shares of common stock to two current and one former officer, at a price of $.15 per share, in satisfaction of accrued compensations owed to such officers.  The shares were issued pursuant to Section 4(2) exemption under the Securities Act of 1933, as amended.

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

EMPIRE POST MEDIA, INC.

Date: April 5, 2011
/s/ Peter Dunn
Peter Dunn
Chief Executive Officer and Chief Financial Officer