Form 10-Q
period 2011-05-31
Empire Post Media, Inc.
filed 2011-07-15
CIK 1478682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:   333-163782

EMPIRE POST MEDIA, INC.
 (Exact name of registrant as specified in its charter)

Nevada	27-1122308
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

280 South Beverly Drive, Suite 205, Beverly Hills, California,	90212
(Address of principal executive offices)	(Zip Code)

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

As of July 7, there were 192,837,336 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
EMPIRE POST MEDIA, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
MAY 31, 2011 AND NOVEMBER 30, 2010

	May 31, 2011 (Unaudited)	November 30, 2010 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,241	$908
Accounts receivable	15,500	-

TOTAL CURRENT ASSETS	20,741	908

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $0 and $5,713, respectively	-	9,695

TOTAL ASSETS	$20,741	$10,603

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$20,389	$7,487
Accounts payable to shareholders	6,500	16,200
Accrued interest	4,449	2,659
Note payable to shareholder	47,973	44,208

TOTAL CURRENT LIABILITIES	$79,311	$70,554

COMMITMENTS AND CONTINGENCIES, note 4

SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 share issued and outstanding	$-	$-
Common stock, $0.001 par value, 400,000,000 shares authorized, 192,837,336 and 192,000,000 shares issued and outstanding, respectively.	24,105	24,000
Additional paid-in capital	15,595	-
(Deficit) accumulated during the development stage	(98,270)	(83,951)

TOTAL SHAREHOLDERS' (DEFICIT)	$(58,570)	$(59,951)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$20,741	$10,603

See Notes to Condensed Financial Statements

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED MAY 31, 2011 AND 2010
AND CUMULATIVE FROM OCTOBER 13, 2009 (INCEPTION)
THROUGH MAY 31, 2011
(UNAUDITED)

	Three Months Ended May 31,		Six Months Ended May 31,		Cumulative From
	2011	2010	2011	2010	Inception
REVENUE	$27,397	$-	$71,103	$-	$71,103

COST OF REVENUE	31,112	-	56,353	-	56,353

GROSS PROFIT	(3,715)	-	14,750	-	14,750

EXPENSES:
General and Administrative	22,723	25,183	33,942	39,369	117,893

Loss from Operations	(26,438)	(25,183)	(19,192)	(39,369)	(103,143)

Other Income (Expense)	4,873	-	4,873	-	4,873

NET INCOME (LOSS)	$(21,565)	$(25,183)	$(14,319)	$(39,369)	$(98,270)

Basic and diluted loss per share	$-	$-	$-	$-
Weighted average shares outstanding	192,837,336	192,000,000	192,437,089	192,000,000

The weighted average number of shares outstanding printed above have been retroactively restated to consider an 8 for 1 stock split effective July 7, 2011.

See Notes to Condensed Financial Statements

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 13, 2009 (INCEPTION)
THROUGH MAY 31, 2011
(UNAUDITED)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

BALANCE, October 13, 2009 (Date of Inception)	-	$-	$-	$-	$-

Issuance of shares for cash in October 2009 ($0.000125 per share)	24,000,000	3,000	-	-	3,000

Issuance of shares for services in October 2009($0.000125 per share)	168,000,000	21,000	-	-	21,000

Net (Loss)	-	-	-	(22,297)	(22,297)

BALANCE, November 30, 2009	192,000,000	24,000	-	(22,297)	1,703

Net (Loss)	-	-	-	(61,654)	(61,654)

BALANCE, November 30, 2010	192,000,000	24,000	-	(83,951)	(59,951)

Issuance of shares for accrued salaries in February 2011 ($0.01875 per share)	837,336	105	15,595	-	15,700

Net (Loss)	-	-	-	(14,319)	(14,319)

BALANCE, May 31, 2011	192,837,336	$24,105	$15,595	$(98,270)	$(58,570)

The weighted average number of shares outstanding printed above have been retroactively restated to consider an 8 for 1 stock split effective July 7, 2011.

See Notes to Condensed Financial Statements.

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MAY 31, 2011 AND 2010,
AND CUMULATIVE FROM OCTOBER 13, 2009 (INCEPTION)
TRHOUGH MAY 31, 2011
(UNAUDITED)

	Six Months Ended		Cumulative from Inception to
	May 31,		May 31,
	2011	2010	2011
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(14,319)	$(39,369)	$(98,270)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of property and equipment	(4,873)	-	(4,873)
Common stock issued for services	-	-	21,000
Depreciation expense	2,568	2,568	8,281
Increase/Decrease in:
Accounts receivable	(15,500)	-	(15,500)
Accounts payable	12,902	6,648	20,389
Accounts payable to shareholders	6,000	8,100	22,200
Accrued interest	1,790	822	4,449
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	(11,432)	(21,231)	(42,324)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	18,725	18,800	47,525
Payments on shareholder loan	(2,960)	-	(2,960)
Proceeds from sale of common stock	-	-	3,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,765	18,800	47,565

NET INCREASE (DECREASE) IN CASH	4,333	(2,431)	5,241

CASH AT BEGINNING OF PERIODS	908	3,000	-

CASH AT END OF PERIODS	$5,241	$569	$5,241

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid in cash	$-	$-	$-
Interest expense paid in cash	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Acquisition of computer equipment through assumption of a note payable to shareholder	$-	$-	$15,408
Distribution of computer equipment as settlement of note payable to shareholder	$12,000	$-	$12,000

See Notes to Condensed Financial Statements.

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MAY 31, 2011
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

The unaudited condensed financial statements of the Company been prepared in accordance with the Securities and Exchange Commission (SEC) rules for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The balance sheet information as of November 30, 2010 was derived from the audited financial statements included in Form 10-K filed February 28, 2011. These interim financial statements should be read in conjunction with that report

Development Stage Activities

Since inception the Company has only limited revenue-producing business operations.  All of the operating results and cash flows reported in the accompanying condensed financial statements from October 13, 2009 through May 31, 2011 are considered to be those related to the development stage activities and represent the 'cumulative from inception' amounts required to be reported pursuant to the accounting standards for Development Stage Enterprises.  The Company is focusing its efforts on developing its business of providing post production services.

Going Concern

The Company has only limited revenues and has generated a net operating loss since its inception.  The Company also has a negative working capital and accumulated deficit at May 31, 2011.  These factors among others raise substantial doubt about going concern. The accompanying condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.   The condensed financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.  The accompanying condensed financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s ability to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions.  Management plans to raise additional capital through stock offerings in order to build up the business and name recognition.  However, there can be no assurance that the Company will be able to raise sufficient capital to fully implement its business model.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MAY 31, 2011
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

For the quarters ended May 31, 2011 and 2010, depreciation expenses totaled $1,284, $1,284, respectively.  For the six months ended May 31, 2011 and 2010, and for the period from October 13, 2009 (inception) through May 31, 2011, depreciation expenses totaled $2,568, $2,568, and $8,281, respectively.

On May 21, 2011, the Company sold all of its property and equipment for $12,000, which reduced the officer/shareholder loan.  Empire recorded $4,873  as gain for the quarter ended May 31, 2011 from the sale of its property and equipment.

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

Consulting Fees

Consulting fees include fees for services provided by officers/shareholders of the Company.   For the quarters ended May 31, 2011 and 2010, consulting fees totaled $3,000 and $4,600, respectively.  For the six months ended May 31, 2011 and 2010, and for the period from October 13, 2009 (inception) through May 31, 2011, consulting fees totaled $6,000, $10,600 and $45,700, respectively.  The Company has incurred no losses as a result of any credit risk exposure.  (See Note 6 - Related Party Transactions)

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MAY 31, 2011
(UNAUDITED)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  Interest and penalties totaled $0 for the six months ended May 31, 2011.  The company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions.  For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and the IRS for tax years through 2010.

Earnings (Loss) per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.  The weighted average number of shares outstanding have been retroactively restated to consider an 8 for 1 stock split effective July 7, 2011.

 3.      NOTE PAYABLE TO SHAREHOLDER

At May 31, 2011 and November 30, 2010 the Company has an outstanding note payable balance, bearing 8% interest, due on demand, due from an officer/shareholder of the Company in the amount of $47,973 and $44,208, respectively.  Interest accrued on this note totaled $4,449 since inception.  For the six months ended May 31, 2011 and 2010, an officer/shareholder advanced the Company $18,725 and $18,800, respectively.    For the six months ended May 31, 2011 and 2010, the Company repaid $2,960 and $0, respectively.  On May 21, 2011, the Company sold property and equipment for $12,000, which reduced the officer/shareholder loan.  Accrued interest for the six months ended May 31, 2011 and 2010 totaled $1,790 and $822, respectively.

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

5.      INCOME TAXES

As November 30, 2010, total deferred income tax assets consist principally of net operating loss carry forwards in amounts still to be determined.   For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred income tax assets due to the uncertainty surrounding their ultimate realization.  If not utilize, the net operating loss carryover is due to start expiring in 2029.

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MAY 31, 2011
(UNAUDITED)

6.      RELATED PARTY TRANSACTIONS

The Company uses the offices of a company affiliated with its president, as its principal executive offices.  The space occupied by Empire Post Media, Inc. is de minimus.

On February 25, 2011, the Company converted $15,700 of accrued compensations of one current officer and one former officer into shares of the Company’s common stock at price of $.01875 per share for the total of 837,336 shares.

For the quarter ended May 31, 2010, the Company paid $2,500 to Mr. Allen Dunn for his services.  Mr. A. Dunn is the son of the Company’s majority shareholder, Peter Dunn.  Mr. A. Dunn is the Company’s Assistant Corporate Secretary.

On May 21, 2011, the Company sold all of its property and equipment for $12,000, which reduced the officer/shareholder loan.  Empire recorded $4,873 as gain for the quarter ended May 31, 2011 from the sale of its property and equipment.

7.      SUBSEQUENT EVENTS

In June of 2011, the Company's Board of Directors authorized an eight-for-one share split, to take effect on July 7, 2011.  Each shareholder of record on July 7, 2011 will receive seven additional shares for each share held on that date.  As required by accounting guidance, authorized shares, issued and outstanding shares and per share amounts have been retroactively restated throughout these condensed financial statements and the accompanying notes to reflect Empire's change in capital structure.

Subsequent to the reporting period, the Company entered in an agreement with SLC Air, Inc to issue an additional 6,800,000 pre-split common shares (an equivalent of 54,400,000 post-split shares) at the average price of $.05 per share, resulting in the probable receipts, net of transaction fees, of approximately $340,000.   Management intends to use the proceeds to fund new developing projects as well as to pay for operating expenses.

On June 6, 2011, the Company entered into an Investment Agreement with an independent, non-affiliated investor (the “Investor”), whereby the Investor has deposited $1.5 million into an escrow account to be used by the Company to develop, produce and market television programs and television series (the “Program(s)”) in return for an interest in each television program produced.  The Company is currently in the process of assessing the commercial viability of several different development projects.  If the Programs do not go forward the funds in the escrow account may have to be returned to the Investor.  There is no assurance that any Programs will be funded and if funded, whether they will be profitable.

.8.      NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

In January 2010, the FASB issued Accounting Standards Update ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements”. This guidance requires new disclosures related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The adoption of this guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We have adopted this guidance in the financial statements presented herein, which did not have a material impact on our consolidated financial position or results of operations.

EMPIRE POST MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MAY 31, 2011
(UNAUDITED)

.8.      NEW ACCOUNTING PRONOUNCEMENTS (cont.)

Recently Adopted Accounting Guidance (cont.)

In October 2009, the FASB issued guidance under the Multiple Element Revenue Arrangements topic of the Codification which requires separation of the consideration received in such arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price. It also eliminates the residual method of allocation, requires that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price, and requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. These changes became effective for us on January 1, 2011, but did not have a material impact on our financial position or results of operations.

Recent Accounting Guidance Not Yet Adopted

In January 2010, the FASB issued guidance to amend the disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning January 1, 2012. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on our financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. We are required to adopt this standard as of the beginning of 2013. The adoption of this standard will only impact the presentation of our financial statements.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

General Overview

Empire was incorporated under the laws of the State of Nevada on October 13, 2009, with a business plan for providing and financing post-production services to the movie and television industry. Empire is in the development stage and has generated $71,103 of revenues since inception.

On April 5, 2010, the United States Securities and Exchange Commission (the “SEC”) declared effective our registration on Form S-1 (the “Registration Statement”).  The Registration statement was for the sale of up to 96,000,000 registered shares of our common stock  (the “Shares”) owned by Mr. Peter Dunn, our founder and CEO ( the “Selling Shareholder”) at a price of $.005 per share.  The Company did not receive any of the proceeds from the sale of the shares. The Company paid all of the expenses of the offering because it wanted to (i) become a reporting company with the Commission under the Securities Exchange Act of 1934 (the "1934 Act"); and (ii) enable its common stock to be traded on the OTC Bulletin Board. We believe that the registration of the sale of shares on behalf of our largest existing security holder may facilitate the development of a public market in our common stock on the OTC Bulletin Board.  We recently received approval from FINRA to begin trading on the OTC Bulletin Board and we intend to commence such trading within the next thirty days. There is no assurance that there will be any active trading in our common stock.

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

See footnotes in the accompanying condensed financial statements regarding recent financial accounting developments.

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

Results of Operation

Empire is a development stage company that has a limited history of operations. Since our inception on October 13, 2009 to May 31, 2011, we have generated limited revenues.  As of May 31, 2011, we had $20,741 in current assets.  We presently may not have the capital to continue our operations.

For the quarter ended May 31, 2011, we had net loss of $21,564, compared to a net loss of $25,183 for the quarter ended May 31, 2010.  For the quarter ended May 31, 2011 and 2010, Empire had revenues of $27,397 and $0, respectively, and has incurred expenses of  $53,835 and $25,183, respectively, during the same periods.  For the six months ended May 31, 2011 and 2010,  Empire had revenues of $71,103 and $0, respectively, and has incurred expenses of $90,296 and $39,369, respectively, during the same periods.  All of the expenses for the quarter ended May 31, 2010, were relating to the initial formation of Empire, the offering expenses and other initial operating costs.

Plan of Operation

We did not receive any proceeds from the sale of shares under Registration Statement.  Our continued existence is dependent upon our ability to obtain additional financing and to generate revenue.  We estimate that our capital requirements for the next 6 months will be in the range of $30,000 to $60,000.

Subsequent to the reporting period, Empire entered in an agreement with SLC Air, Inc to issue an additional 6,800,000 pre-split common shares (an equivalent of 54,400,000 post-split shares) at the average price of $.05 per share, resulting in the probable receipts, net of transaction fees, of approximately $340,000.   Management intends to use the proceeds to fund new developing projects as well as to pay for operating expenses.

In August 2010, the Company entered into agreement with Brain/Storm Pictures and 33 Ocean Ave Films to provide post production services for the total contract price of $170,000 and $1,690,000 to be commenced on October 4, 2010 and January 17, 2011, respectively.   Management anticipates the completion of these projects around May of 2012.

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

Our limited revenues and dependence on our ability to raise additional capital to continue our existence, raise substantial doubt about our ability to continue as a going concern. Our financial statements and their explanatory notes do not include any adjustments that might result from the outcome of this uncertainty. If we fail to obtain additional financing, either through an offering of our securities or by obtaining loans, we may be forced to cease our business.

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

Liquidity

Since our inception on October 13, 2009 to May 31, 2011, we have incurred a loss of $(98,270). Our cash and cash equivalent balances were $5,241.  At May 31, 2011, we had a shareholders’ deficit of $58,270 and our total current liabilities due to accounts payable and amounts due to related parties were $79,311.

On October 15, 2009, Empire issued 192,000,000 shares of its common stock, at $0.001 per share, for an aggregate value of $24,000.

On February 25, 2011, we issued an aggregate of 837,336 shares at a price of $.01875 per share in satisfaction of accrued compensations owed to one current and one previous officer.

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

We estimate that our “burn rate” is approximately $10,000 per month.  Management has estimated the cost over the next six months to be (a) between $6,000 and $15,000 to continue to marketing and financing of post-production services to the entertainment industry, and (b) $10,000 to maintain our reporting status. Therefore our current cash on hand will not satisfy our cash requirements for the next six months and in the event that our revenues do not increase, our CEO and director, Mr. Dunn, will need to arrange additional financial commitments to our company, which is not guaranteed.  Between October 13, 2009 and May 31, 2011, Mr. Dunn loaned us up $62,933 pursuant to an Agreement to Advance Funds between Empire and Mr. Dunn. These funds were used for fees and expenses related to this offering and to sustain our business over the period. Although Mr. Dunn may be willing to make some personal additional financial commitments, the total additional amount that he is willing to invest has not yet been determined.

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

As of May 31, 2011, we had a demand note payable to Mr. Dunn.  For the six months ended May 31, 2011, Empire repaid $2,960.

Financing Activities

Financing activities resulted in a net cash inflow of $15,765 from October 13, 2009 (date of inception) to May 31, 2011.

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of May 31, 2011, our cash balance was $5,241.  Our plan for satisfying our cash requirements for the next six months, estimated to be between $30,000 and $60,000, is through services-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate increased services-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Expected Purchase or Sale of Significant Equipment

On May 21, 2011, Empire sold all of its property and equipment for $12,000, which reduced the officer/shareholder loan.    Empire recorded $4,873  as gain for the quarter ended May 31, 2011 from the sale of its property and equipment.

 Additional Disclosure of Outstanding Share Data

As of May 31, 2011, we had 192,837,336 shares of common stock issued and outstanding.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2011, we issued 837,336 shares of common stock to one current and one former officer, at a price of $.01875 per share, in satisfaction of accrued compensations owed to such officers.  The shares were issued pursuant to Section 4(2) exemption under the Securities Act of 1933, as amended.

Subsequent to the reporting period, the Company entered in an agreement with SLC Air, Inc to issue an additional 6,800,000 pre-split common shares (an equivalent of 54,400,000 post-split shares) at the average price of $.05 per share, resulting in the probable receipts, net of transaction fees, of approximately $340,000.   Management intends to use the proceeds to fund new developing projects as well as to pay for operating expenses. The shares were issued without registration pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

On June 6, 2011, the Company entered into an Investment Agreement with an independent, non-affiliated investor (the “Investor”), whereby the Investor has deposited $1.5 million into an escrow account to be used by the Company to develop, produce and market television programs and television series (the “Program(s)”) in return for an interest in each television program produced.  The Company is currently in the process of assessing the commercial viability of several different development projects.  If the Programs do not go forward the funds in the escrow account may have to be returned to the Investor.  There is no assurance that any Programs will be funded and if funded, whether they will be profitable.

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

Date: July 15, 2011
/s/ Peter Dunn
Peter Dunn
Chief Executive Officer and Chief Financial Officer