Form 10-Q
period 2011-08-31
Empire Post Media, Inc.
filed 2011-10-24
CIK 1478682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:   333-163782

EMPIRE POST MEDIA, INC. and SUBSIDIARY

 (Exact name of registrant as specified in its charter)

Nevada	27-1122308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23945 Calabasas Road, Suite 115, Calabasas	91302
(Address of principal executive offices)	(Zip Code)

310-472-5138

(Registrant’s telephone number, including area code)

(Former address: 280 South Beverly Drive, Suite 205, Beverly Hills, California 90212 )

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

As of Oct 17, there were 250,237,336 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2011 AND NOVEMBER 30, 2010

	August 31, 2011 (Unaudited)	November 30, 2010 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$49,249	$908
TOTAL CURRENT ASSETS	49,249	908
OTHER ASSETS
Development assets	82,092	—
TOTAL OTHER ASSETS	82,092	—
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $0 and $5,713, respectively	—	9,695
TOTAL ASSETS	$131,341	$10,603
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$24,115	$7,487
Accounts payable to shareholders	9,500	16,200
Accrued interest	8,143	2,659
Loans payable	80,000	—
Note payable to shareholder	28,687	44,208
TOTAL CURRENT LIABILITIES	$150,445	$70,554
COMMITMENTS AND CONTINGENCIES, note 4
SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 share issued and outstanding	$—	$—
Common stock, $0.001 par value, 400,000,000 shares authorized, 250,237,336 and 192,000,000 shares issued and outstanding, respectively	81,505	24,000
Additional paid-in capital	319,870	—
Subscription receivable	(292,925)	—
(Deficit) accumulated during the development stage	(127,554)	(83,951)
TOTAL SHAREHOLDERS' DEFICIT	(19,104)	(59,951)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$131,341	$10,603

 See Notes to Condensed Consolidated Financial Statements

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 2011 AND 2010

AND CUMULATIVE FROM OCTOBER 13, 2009 (INCEPTION)

THROUGH AUGUST 31, 2011

(UNAUDITED)

	Three Months Ended August 31,		Nine Months Ended August 31,		Cumulative From
	2011	2010	2011	2010	Inception
REVENUE	$13,500	$—	$84,603	$—	$84,603

COST OF REVENUE	16,425	—	73,729	—	73,729

GROSS PROFIT	(2,925)	—	10,874	—	10,874

EXPENSES:
General and Administrative	23,778	9,629	59,350	48,999	143,301

Loss from Operations	(26,703)	(9,629)	(48,476)	(48,999)	(132,427)

Other Income (Expense)	—	—	4,873	—	4,873

NET INCOME (LOSS)	$(26,703)	$(9,629)	$(43,603)	$(48,999)	$(127,554)

Basic and diluted loss per share	$—	$—	$—	$—
Weighted average shares outstanding	238,656,901	192,000,000	207,956,138	192,000,000

The weighted average number of shares outstanding printed above have been retroactively restated to consider an 8 for 1 stock split effective July 7, 2011.

See Notes to Condensed Consolidated Financial Statements

EMPIRE POST MEDIA, INC. AND SUBSIDARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM OCTOBER 13, 2009 (INCEPTION)

THROUGH AUGUST 31, 2011

(UNAUDITED)

	Common Stock		Additional Paid in	Accumulated	Subscription
	Shares	Amount	Capital	Deficit	Receivable	Total
BALANCE, October 13, 2009 (Date of Inception)	—	$—	$—	$—	$—	$—

Issuance of shares for cash in October 2009 ($0.000125 per share)	24,000,000	3,000	—	—	—	3,000

Issuance of shares for services in October 2009 ($0.000125 per share)	168,000,000	21,000	—	—	—	21,000

Net Loss	—	—	—	(22,297)	—	(22,297)

BALANCE, November 30, 2009	192,000,000	24,000	—	(22,297)	—	1,703

Net Loss	—	—	—	(61,654)	—	(61,654)

BALANCE, November 30, 2010	192,000,000	24,000	—	(83,951)	—	(59,951)

Issuance of shares for accrued salaries in February 2011 ($0.01875 per share)	837,336	105	15,595	—	—	15,700

Issuance of shares for subscription receivable on June 16, 2011 ($0.00625 per share)	54,400,000	54,400	285,600	—	(340,000)	—

Payment received from Subscription Receivable, July and August, 2011	—	—	—	—	50,000	50,000

Interest on Subscription Receivable, August 2011	—	—	2,925	—	(2,925)	—

Issuance of shares to acquire Hybrid Reality Entertainment August 4, 2011 ($.00625)	3,000,000	3,000	15,750	—	—	18,750

Net Loss	—	—	—	(43,603)	—	(43,603)

BALANCE, August 31, 2011	250,237,336	$81,505	$319,870	$(127,554)	$292,925	$(19,104)

The weighted average number of shares outstanding printed above have been retroactively restated to consider an 8 for 1 stock split effective July 7, 2011.

See Notes to Condensed Consolidated Financial Statements.

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 2011 AND 2010,

AND CUMULATIVE FROM OCTOBER 13, 2009 (INCEPTION)

TRHOUGH AUGUST 31, 2011

(UNAUDITED)

	Nine Months Ended		Cumulative from Inception to
	August 31,		August 31,
	2011	2010	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(43,603)	$(48,999)	$(127,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of property and equipment	(4,873)	—	(4,873)
Common stock issued for services	—	—	21,000
Depreciation expense	2,568	3,852	8,281
Increase/Decrease in:
Accounts receivable	(15,500)	—	(15,500)
Accounts payable	16,628	5,650	24,115
Accounts payable to shareholders	9,000	12,515	25,200
Accrued interest expenses	2,484	1,622	5,143
NET CASH USED IN OPERATING ACTIVITIES	(33,296)	(25,360)	(64,188)

CASH FLOW FROM INVESTING ACTIVITIES:
Capitalized development asset	(4,098)	—	(4,098)
Advances to Hybrid	(12,000)	—	(12,000)
Cash received from Hybrid Reality	1,256		1,256
NET CASH USED BY INVESTING ACTIVITIES	(14,842)	—	(14,842)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan	24,439	22,800	53,239
Payments on shareholder loan	(27,960)	—	(27,960)
Proceeds from loans payable	50,000	—	50,000
Proceed from sale of common stock	50,000		53,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	96,479	22,800	128,279

NET INCREASE (DECREASE) IN CASH	48,341	(2,560)	49,249

CASH AT BEGINNING OF PERIODS	908	3,000	—

CASH AT END OF PERIODS	$49,249	$440	$49,249

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid in cash	$—	$—	$—
Interest expense paid in cash	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Acquisition of computer equipment through assumption of a note payable to Shareholder	$—	$—	$15,408
Acquisition of rights to television series through issuance of stock and assumption of liabilities	$77,994	$—	$77,994
Conversion of liability to equity	$15,700	$—	$15,700
Distribution of computer equipment as settlement of note payable to shareholder	$12,000	$—	$12,000

See Notes to Consolidated Condensed Financial Statements.

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2011

(UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

Empire Post Media, Inc. and Subsidiary (the “Company”) was founded in the State of Nevada on October 13, 2009.  The Company is in the business of providing post production services to the movie and television industry.  The services include both two-dimensional and three-dimensional formats and are offered on a collateralized-deferred basis to producers and owners of feature films; television movies, specials and series; short subjects and documentaries. In the opinion of management, the accompanying financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the period presented. On August 4, 2011, Empire acquired 100% of the outstanding shares of Hybrid Reality Entertainment, Inc. (Hybrid), a California corporation. Hybrid was incorporated in May of 2011. Hybrid creates, developes, and produces reality-based television programs. At the date of acquisition, Hybrid has the rights to the newly created television series, Journey Beyond.

The unaudited consolidated condensed financial statements of the Company been prepared in accordance with the Securities and Exchange Commission (SEC) rules for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The balance sheet information as of November 30, 2010 was derived from the audited financial statements included in Form 10-K filed February 28, 2011. These interim financial statements should be read in conjunction with that report

In June of 2011, the Company's Board of Directors authorized an eight-for-one share split, to take effect on July 7, 2011. Each shareholder of record on July 7, 2011 will receive seven additional shares for each share held on that date. As required by accounting guidance, authorized shares, issued and outstanding shares and per share amounts have been retroactively restated throughout these condensed consolidated financial statements and the accompanying notes to reflect Empire's change in capital structure.

Basic of Consolidation

The condensed consolidated financial statements include the accounts of Empire Post Media, Inc. (Empire) and its wholly owned subsidiary, Hybrid Reality Entertainment, Inc (Hybrid). All significant intercompany accounts and transactions since the date of acquisition have been eliminated in consolidation.

Development Stage Activities

Since inception the Company has only limited revenue-producing business operations. All of the operating results and cash flows reported in the accompanying condensed consolidated financial statements from October 13, 2009 through August 31, 2011 are considered to be those related to the development stage activities and represent the 'cumulative from inception' amounts required to be reported pursuant to the accounting standards for Development Stage Enterprises.  The Company is focusing significant efforts on developing its business..

Going Concern

The Company has only limited revenues and has generated a net operating loss since its inception.  The Company also has a negative working capital and accumulated deficit at August 31, 2011.  These factors among others raise substantial doubt about going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.   The condensed consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s ability to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions.  Management plans to raise additional capital through stock offerings in order to build up the business and name recognition.  However, there can be no assurance that the Company will be able to raise sufficient capital to fully implement its business model.

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

(UNAUDITED)

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

For the quarters ended August 31, 2011 and 2010, depreciation expenses totaled $1,284, $1,284, respectively. For the nine months ended August 31, 2011 and 2010, and for the period from October 13, 2009 (inception) through August 31, 2011, depreciation expenses totaled $2,568, and $3,852, respectively.

On May 21, 2011, the Company sold all of its property and equipment for $12,000, which reduced the officer/shareholder loan. Empire recorded $4,873 as gain for the nine months ended August 31, 2011 from the sale of its property and equipment.

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

The Company recognizes revenue for its television series when five of the following conditions are met: (1) persuasive evidence of sale or licensing arrangement exists, (2) the series are completed and have been delivered or are available for immediate and unconditional delivery, (3) the license period has begun, (4) the fee is fixed or determinable, and (5) collection of the fee is reasonable assured.

Consulting Fees

Consulting fees include fees for services provided by officers/shareholders of the Company. For the quarters ended August 31, 2011 and 2010, consulting fees totaled $3,800 and $0, respectively. For the nine months ended August 31, 2011 and 2010, and for the period from October 13, 2009 (inception) through August 31, 2011, consulting fees totaled $9,800, $2,500 and $49,500, respectively. The Company has incurred no losses as a result of any credit risk exposure. (See Note 6 - Related Party Transactions).

EMPIRE POST MEDIA, INC. AND SUBSIDARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

(UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Development Assets

The Company capitalizes costs of producing its television series as development assets until its completion. Production costs include all direct costs incurred in the physical production of television series, including but not limited to the costs of story and scenario, compensation of cast, directors, producers, and extras; costs of set construction, operations, and wardrobe,; costs of sound synchronization; costs of rental facilities on location; and post production cost. They also include allocations of overhead and capitalized interest costs.

The Company amortize its television development costs as the ratio of current period actual revenue to estimated unrecognized ultimate revenue over the period not to exceed 10 years from delivery of first episode. Ultimate revenue for an episodic television series would include estimates of revenue from the exploitation, exhibition, and sale of the series in all market and territories over the entire revenue horizon. Fair value of television series unamortized costs will be reassessed by the Company on an annual basic.

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the nine months ended August 31, 2011. The company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and the IRS for tax years through 2010.

Earnings (Loss) per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The weighted average numbers of shares outstanding have been retroactively restated to consider an 8 for 1 stock split effective July 7, 2011.

 3.   NOTE PAYABLE TO SHAREHOLDER

At August 31, 2011 and November 30, 2010 the Company has an outstanding note payable balance, bearing 8% interest, due on demand, due from an officer/shareholder of the Company in the amount of $23,187 and $44,208, respectively. Interest accrued on this note totaled $5,143 since inception. For the nine months ended August 31, 2011 and 2010, an officer/shareholder advanced the Company $24,439 and $22,800, respectively. For the nine months ended August 31, 2011 and 2010, the Company repaid $27,960 and $0, respectively. On May 21, 2011, the Company sold property and equipment for $12,000, which reduced the officer/shareholder loan. Accrued interest for the nine months ended August 31, 2011 and 2010 totaled $2,484 and $1,622, respectively.

For the quarter ended August 31, 2011, an officer/shareholder advanced the Company $15,500 for the production of the first episode (Pilot) of Journey Beyond. The Company repaid $10,000 within 15 days. No interest has been accrued on this note. The balance due at August 31, 2011 amounted to $5,500.

On August 31, 2011, the Company obtained a short-term loan in an amount of $50,000, bearing interest of 6%, due on December 31, 2011 from a non-affiliated individual.

EMPIRE POST MEDIA, INC.AND SUBSIDARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

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

Non-Recourse Loans

On May 10, 2011, Hybrid, the Company's wholly owned subsidiary, entered into an Investment Agreement with two independent investors who provide the Company with two nonrecourse loans for the total amount of $30,000. Loans will be repaid with 10% fix interest rate upon the funding of the first season of the Journey Beyond series. If the series are not funded, loan balance and interest will be forgiven.

Contingencies

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

On August 4, 2011, Empire entered into an agreement to acquire 100% outstanding shares of Hybrid's stock for 3,000,000 (post split shares) of Empire's common stock at the price of $.00625 per share. Hybrid's shareholders will receive an additional 7,000,000 shares (post split shares) of Empire's common stock upon the receipt of financing for the production of the first 13 episodes of the Journey Beyond series. Hybrid's shareholders will receive an additional 10,000,000 shares (post split shares) of Empire's common stock upon receipt of a commitment, satisfactory to Empire, for the airing of a second season of Journey Beyond. At the date of acquisition, Hybrid owns the right to one reality-based television program.

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

For the quarter ended August 31, 2011 and 2010, the Company paid Mr. Allen Dunn for his services in an amount of $800, and $2,500, respectively. Mr. A. Dunn is the son of the Company’s majority shareholder, Peter Dunn. Mr. A. Dunn is the Company’s Assistant Corporate Secretary.

On May 21, 2011, the Company sold all of its property and equipment for $12,000, which reduced the officer/shareholder loan. Empire recorded $4,873 as gain for the quarter ended May 31, 2011 from the sale of its property and equipment.

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

(UNAUDITED)

7.    SUBSCRIPTIONS RECEIVABLE

On June 16, 2011, the Company entered in an agreement with SLC Air, Inc to issue 6,800,000 pre-split common shares (an equivalent of 54,400,000 post-split shares) at the average price of $.05 per share ($0.00625 post-split), resulting in the probable receipts, net of transaction fees, of approximately $340,000. Management intends to use the proceeds to fund new developing projects as well as to pay for operating expenses. The Company received $50,000 cash and recorded a subscription receivable in an amount of $290,000 for the promissory note, bearing 6 % interest. For the quarter ended August 31, 2011, interest accrued on this note totaled $2,925.

8.   SUBSEQUENT EVENTS

As of September 30, 2011, the Company entered into a month-to-month lease agreement for a montly cost of $75. The space occupied by the Company is de minimus.

9.   NEW ACCOUNTING PRONOUNCEMENTS

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

General Overview

The Company was incorporated under the laws of the State of Nevada on October 13, 2009, with a business plan for providing and financing post-production services to the movie and television industry. The Company is in the development stage and has generated $84,603 of revenues since inception.

On August 4, 2011, Empire acquired 100% of the outstanding shares of Hybrid Reality Entertainment, Inc. (Hybrid), a California corporation. Hybrid is in the business of creating, developing, and producing reality-based television programs. At the date of acquisition, Hybrid owns the right to one reality-based television program.

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

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions.

The Company bases its estimates on management historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There is no assurance that actual results will not differ from these estimates.

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

Results of Operation

The Company is a development stage company that has a limited history of operations. Since our inception on October 13, 2009 to August 31, 2011, we have generated limited revenues. As of August 31, 2011 we had $49,249 in current assets. We presently may not have the capital to continue our operations.

 Results of Operation (cont.)

For the quarter ended August 31, 2011, the Company and its subsidiary had net loss of $($27,103) compared to a net loss of $9,629 for the quarter ended August 31, 2010. For the quarter ended August 31, 2011 and 2010, Empire had revenues of $13,500 and $0, respectively, and has incurred expenses of $25,408 and $9,629, respectively, during the same periods. For the nine months ended August 31, 2011 and 2010, Empire had revenues of $84,603 and $0, respectively, and has incurred expenses of $59,350 and $48,999, respectively, during the same periods.

All of the expenses for the quarter ended August 31, 2010, were relating to the initial formation of Empire, the offering expenses and other initial operating costs.

Plan of Operation

We did not receive any proceeds from the sale of shares under Registration Statement. Our continued existence is dependent upon our ability to obtain additional financing and to generate revenue.  We estimate that our capital requirements for the next 6 months will be in the range of $60,000 to $100,000.

On June 16, 2011, the Company entered in an agreement with SLC Air, Inc to issue an additional 6,800,000 pre-split common shares (an equivalent of 54,400,000 post-split shares) at the average price of $.05 ($0.00625 post-split) per share, resulting in the probable receipts, net of transaction fees, of approximately $340,000. Management intends to use the proceeds to fund new developing projects as well as to pay for operating expenses. As of August 31, 2011, the Company received $50,000 cash and recorded a subscription receivable in an amount of $290,000 for the promissory note, bearing 6 % interest.

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

Our limited revenues and dependence on our ability to raise additional capital to continue our existence raise substantial doubt about our ability to continue as a going concern. Our financial statements and their explanatory notes do not include any adjustments that might result from the outcome of this uncertainty. If we fail to obtain additional financing, either through an offering of our securities or by obtaining loans, we may be forced to cease our business.

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

 Liquidity

Since our inception on October 13, 2009 to August 31, 2011, we have incurred a loss of $(127,554). Our cash and cash equivalent balances were $49,249.  At August 31, 2011, we had a shareholders’ deficit of $(19,104) and our total liabilities due to accounts payable and amounts due to related parties were $150,445.

On October 15, 2009, Empire issued 192,000,000 shares of its common stock, at $0.001 per share, for an aggregate value of $24,000.

On February 25, 2011, the Company issued an aggregate of 837,336 shares of its common stock at a price of $.01875 per share in satisfaction of accrued compensations owed to one current and one previous officer.

On June 16, 2011, the Company issued an aggregate 54,400,000 shares of its common stock at a price of $.00625 for $50,000 cash and a subscription receivable in an amount of $290,000, bearing 6% interest, due on Oct 31, 2011.

On August 4, 2011, the Company issued an aggregate 3,000,000 shares of its common stock at a price of $.00625 per share to acquire 100% of outstanding shares of Hybrid Reality Entertainment's stocks.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next year. In addition, we may not have sufficient cash and cash equivalents to execute our operations for at least the next year. We will need to obtain additional financing to conduct our day-to-day operations, and to fully execute our business plan. We anticipate raising the capital necessary to fund our business through a subsequent offering of equity securities. Additional financing, whether through public or private equity or debt financing, arrangements with security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

We estimate that our “burn rate” is approximately $15,000 per month. Management has estimated the cost over the next six months to be (a) between $10,000 and $20,000 to continue to marketing and financing of post-production services to the entertainment industry, and (b) $10,000 to maintain our reporting status. Therefore our current cash on hand will not satisfy our cash requirements for the next six months and in the event that our revenues do not increase, our CEO and director, Mr. Dunn, will need to arrange additional financial commitments to our company, which is not guaranteed. Between October 13, 2009 and August 31, 2011, Mr. Dunn loaned the Company up $63,239 pursuant to an Agreement to Advance Funds between Empire and Mr. Dunn. These funds were used for fees and expenses related to this offering and to sustain our business over the period. Although Mr. Dunn may be willing to make some personal additional financial commitments, the total additional amount that he is willing to invest has not yet been determined.

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

As of August 31, 2011, we had a demand note payable to Mr. Dunn in an amount of $23,187. For the nine months ended August 31, 2011, Mr. Dunn advanced the Company an additional $18,939 and the Company repaid Mr. Dunn $27,960, during the same period. On May 21, 2011, the Company sold property and equipment for $12,000, which reduced the officer/shareholder loan. .

Financing Activities

Financing activities resulted in a net cash inflow of $128,279 from October 13, 2009 (date of inception) to August 31, 2011.

Investing Activities

Investing activities result in a net outflow of $(14,842) from October 13, 2009 (date of inception) to August 31, 2011. The Company has capitalized all production costs for the Pilot of Journey Beyond.

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of August 31, 2011, our cash balance was $49,249.  Our plan for satisfying our cash requirements for the next six months, estimated to be between $50,000 and $100,000, is through services-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate increased services-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Expected Purchase or Sale of Significant Equipment

On May 21, 2011, Empire sold all of its property and equipment for $12,000, which reduced the officer/shareholder loan. Empire recorded $4,873 as gain for the quarter ended May 31, 2011 from the sale of its property and equipment.

 Additional Disclosure of Outstanding Share Data

As of August 31, 2011, we had 250,237,336 shares of common stock issued and outstanding.

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

Date: October 24, 2011
/s/ Peter Dunn
Peter Dunn
Chief Executive Officer and Chief Financial Officer

