Form 10-Q/A
period 2011-08-31
Empire Post Media, Inc.
filed 2011-10-24
CIK 1478682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EMPIRE POST MEDIA, INC. and SUBSIDIARY

Explanatory Note

The purpose of the Amendment No. 1 on Form 10–Q/A to Registrants’s quarterly report on Form 10–Q for the quarter ended August 31, 2011, filed with the Securities and Exchange Commission on October 24, 2011 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

Item 6.  Exhibits

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1*	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	101.INS**	XBRL Instance Document.

5	101.SCH**	XBRL Taxonomy Schema Document.

6	101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

7	101.DEF**	XBRL Taxonomy Extension Definition Linkbase

8	101.LAB**	XBRL Taxonomy Label Linkbase Document.

9	101.PRE**	XBRL Taxonmy Presentation Linkbase Document.

* Previously filed.

** Filed herewith.

3

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE POST MEDIA, INC.

Date: October 24, 2011
/s/ Peter Dunn
Peter Dunn
Chief Executive Officer and Chief Financial Officer

4

EXHIBITS INDEX

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1*	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	101.INS**	XBRL Instance Document.

5	101.SCH**	XBRL Taxonomy Schema Document.

6	101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

7	101.DEF**	XBRL Taxonomy Extension Definition Linkbase

8	101.LAB**	XBRL Taxonomy Label Linkbase Document.

9	101.PRE**	XBRL Taxonmy Presentation Linkbase Document.

* Previously filed.

** Filed herewith.

5