Form 10-K
period 2011-11-30
Empire Post Media, Inc.
filed 2012-03-14
CIK 1478682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2011

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-163782

EMPIRE POST MEDIA, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	27-1122308
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

5023 N. Parkway Calabasas, Calabasas, CA 91302

(Address of principal executive offices) (Zip Code)

(310) 351-6660

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:     None.

Securities registered under Section 12(g) of the Exchange Act:     Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S−B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−K or any amendment to this Form 10−K. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

Aggregate market value of the voting stock held by non-affiliates: $11,220,000 as of February 23, 2012

Issuer revenues for its most recent fiscal year: $89,603

Number of shares outstanding of each of the issuer’s classes of common stock at March 9, 2012: Common Stock: 250,237,336.

Transitional Small Business Disclosure Format:   Yes [  ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small.  See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

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

Empire Post Media, Inc. (“Empire” and/or the “Company”) was founded in the State of Nevada on October 13, 2009. Empire has been concentrating to become a 3D TV content developer, producer, 2D to 3D converter and 3D distributor. This has been accomplished by developing TV projects in house, acquiring TV projects from outside sources, producing projects for 3D TV, developing facilities to convert existing 2D properties to the 3D TV format and providing distribution of 3D TV content to all forms of electronic media.

General

In August, 2011, Empire acquired the rights to a TV reality show, “Journey Beyond”, TV rights to “Past Lives” and “On the QT”. Since its inception in October, 2009, Empire has generated minimal revenues and has incurred losses of $171,032. As of November 30, 2011, Empire had assets, including cash, totaling $147,461, and liabilities of $210,043, resulting in a negative net worth of $62,582.

We expect to continue to incur losses for at least the next year. We do not expect to generate sufficient revenue to cover our expenses, and we do not have sufficient cash and cash equivalents to execute our plan of operations past November 30th, 2012. We will need to obtain additional financing to conduct our day-to-day operations and to fully execute our business plan. We anticipate raising capital necessary to fund our business through the future sale of equity securities although there is no certainty that we will be able to raise the required funds (See “Plan of Operation”).

Our independent auditors have added an explanatory paragraph to their report of our financial statements for the period ended November 30, 2011, stating that our net loss, lack of revenues and dependence on our ability to raise additional capital to continue our business, raise substantial doubt about our ability to continue as a going concern. Our financial statements and their explanatory notes included as part of this prospectus assume that Empire will continue as a going business. If we fail to obtain additional financing, either through an offering of our securities or by obtaining loans, we may be forced to abandon our planned business operations altogether.

Empire’s address is at 5023 N. Parkway Calabasas, Calabasas, CA 91302. Empire’s telephone and facsimile number is (310) 351-6660.

Corporate Overview

Empire is an entertainment company that is pursuing opportunities in the following areas: creating, developing and producing proprietary television programming for the global market. The primary content areas are reality shows and documentaries and the company intends to produce as many programs as possible in stereographic 3D, capable of being delivered in 2D High Definition for immediate broadcast and in 3D for the emerging 3D television market. Ellen Fontana and Richard Mann, principals of Empire’s wholly owned subsidiary, Hybrid-Reality Entertainment, are presently in production on an international 2D/3D television series, “Journey Beyond,” which explores paranormal and psychic experiences.

Utilizing its 3D expertise to assist producers in the production and post-production of 3D motion pictures and television programs, including conversion to 3D of content originally produced in 2D. Through a wholly owned subsidiary, the Company has in-house expertise in 2D to 3D conversion for television and will also have access to additional resources in this area through relationships with established 3D post-production companies.

Market and Marketing

The market for 3D TV programming is in its infancy. Presently only a few cable TV channels provide 3D programming. The Company is creating 3D programming to build a library of 3D projects for when the expected demand is here.

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

Growth Opportunities

We expect to grow sales by both increasing the number of projects we undertake and increasing the size of those projects, as the demand for 3D programming grows.  Other areas for growth, based on success in the initial programs, include establishing similar programs for worldwide channels.

3D Market

While 3D has established itself as a driver of box office and premium prices in the theatrical market, the Company is looking ahead to the burgeoning marketplace for 3D content in the television and home entertainment arena. Most of the major television set manufacturers, including Sony, Vizio, Mitsubishi, Panasonic, LG and Samsung has introduced 3D-enabled sets. Sony’s goal is to have half of the sets it sells be 3D by the end of 2012. The general industry target is to have a 3D set in half of US households within a year or two. An important motivator for this has been the market saturation for HD and flat screens, which is creating the need for a new hardware product and content to support it.

Phillips and other companies are working on technologies that will make it possible to view 3D on television sets without glasses, with some predictions that this will be possible by 2015. Sharp started manufacturing 3D liquid crystal displays for 3D content in September 2010, planning to have 3D capability on fully half of its mobile devices in the 2011 fiscal year. Broadcasters are also increasingly launching 3D services. During the Super Bowl in February 2009, NBC aired a 3D commercial for PepsiCo’s SoBe Lifewater and DreamWorks aired a 3D trailer for “Monsters vs. Aliens.” The next day, NBC aired a 3D conversion of its “Chuck” series. Sky TV in the UK premiered its 3D channel in April 2010. ESPN, Discovery and other networks have also launched 3D channels since.

This has created a demand for ready-to-go 3D content and, as DreamWorks CEO Jeff Katzenberg pointed out last April, while the bar is still set high for expensive 3D experiences in movie theaters, 3D content of any kind, including conversions, “play pretty sensationally on a television”. On a smaller monitor, the images hold up in a much more compelling way.” The rapid adaption of Blu-ray technology to 3D has also sped up the process, with former NBC head Warren Littlefield commenting at NAB 2010 “I’m here today to say the future has arrived. 3D will be the killer app that says to the public I need Blu-ray in my household.” Even Consumer Reports opined in June 2010 that the first wave of 3D-enabled sets was very impressive, with “pop-off-the-screen images,” but also noted the scarcity of 3D content.

With this in mind, the Company is pushing ahead into the reality television world, developing programming that can be delivered and broadcast in both 2D and 3D. The company intends to move its 3D capability into other genres as market demand and financing permit.

Subsequent Events

Empire has formed a joint venture with One-Eighty Films to develop various media products based on “Custer’s Last Stand.” One-Eighty Films, along with its sister company, X Factor Advertising, has been in business since 1999.  X Factor has produced advertising campaigns in 12 countries for numerous Fortune 500 companies and the United States government.  One-Eighty Films has produced pilots for several reality television shows and also financed and produced a feature film, “Everyman’s War,” which won Best Narrative Feature at the 2009 G.I.  Film Festival in Washington D.C. attended by Senators John McCain and Fred Thompson and actors Kelsey Grammar and Gary Sinise.

Competition

 As of yet, there are very few companies providing 3D TV production and conversion services. On the other hand, all major film production companies and studios are producing and/or converting feature films for the 3D theatrical market. Almost all of such companies have greater resources, including assets and personnel, then Empire. There can be no assurance that we will be able to successfully compete against these businesses should they decide to enter the 3D TV market in a big way.

Employees

 Mr. Dunn is the President, Secretary, and a Director of Empire.  Currently, in addition to Mr. Dunn, Evelyn Ramos is Chief Financial Officer and Director of Empire. Both Mr. Dunn and Ms. Ramos are part-time employees with Mr. Dunn devoting approximately 25% of his time to Empire’s business. Richard Mann and Ellen Myers Fontana serve as in house producers. The Company hires additional staff on an as needed basis, depending which production is operating. Most of our services will be performed by approved sub-contractors in the L.A. area thus reducing the number of employees required.  The Company anticipates that it will need to hire additional employees as the business grows.  In addition, the Company may expand the size of its Board of Directors in the future.

 Patents and Trademarks

 We do not own, either legally or beneficially, any patent or trademark.

Item 1A. Risk Factors

An investment in our securities is highly speculative and subject to numerous and substantial risks. Readers are encouraged to review these risks carefully before making any investment decision.

Risks Related to Our Market and Our Market Strategy

WE ARE A NEW COMPANY WITH LIMITED OPERATING HISTORY AND WE FACE A HIGH RISK OF BUSINESS FAILURE WHICH WOULD RESULT IN THE LOSS OF A PERSONS INVESTMENT.

We are a development stage company formed recently to carry out the activities described herein and thus have only a limited operating history upon which an evaluation of its prospects can be made. We were incorporated on October 13, 2009 and to date have been involved primarily in the design of our business plan and preliminary marketing of our services. We have generated $89,603 revenues from our business operations through November 30, 2011.

The Company expects that its results of operations may also fluctuate significantly in the future as a result of a variety of market factors including, among others, the entry of new competitors offering similar service; the availability of motivated and qualified personnel; the creation and maintenance of our customer base; pricing changes by us or our competitors, and specific economic conditions in the financial markets. Accordingly, our future sales and operating results are difficult to forecast.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MUST LIMIT OUR MARKETING ACTIVITIES. AS A RESULT, OUR REVENUES MAY BE INSUFFICIENT TO OPERATE PROFITABLY. IF WE DO NOT MAKE A PROFIT, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

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

WE MAY BE UNABLE TO GAIN ANY SIGNIFICANT MARKET ACCEPTANCE FOR OUR SERVICES OR ESTABLISH A SIGNIFICANT MARKET PRESENCE.

The Company’s growth strategy is substantially dependent upon its ability to market its services successfully to prospective clients. However, its planned services may not achieve significant acceptance. Such acceptance, if achieved, may not be sustained for any significant period of time. Failure of Empire’s services to achieve or sustain market acceptance could have a materially adverse effect on our business, financial conditions and the results of our operations.

MANAGEMENT MAY BE UNABLE TO IMPLEMENT THE BUSINESS STRATEGY

Although the Company intends to pursue a strategy of marketing its services to the movie and television industry, our business success depends on a number of factors. These include: our ability to establish a significant customer base and maintain favorable relationships with customers and partners; obtain adequate business financing on favorable terms in order to finance the post-production services; develop and maintain appropriate operating procedures, policies and systems; hire, train and retain skilled employees. Our inability to manage any or all of these factors could impair our ability to implement our business strategy successfully, which could have a materially adverse effect on the results of operations and financial condition.

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

EMPIRE’S PRINCIPAL OFFICER AND DIRECTOR MAY NOT BE IN A POSITION TO DEVOTE A MAJORITY OF HIS TIME TO EMPIRE’S BUSINESS, WHICH MAY RESULT IN PERIODIC INTERRUPTIONS AND EVEN BUSINESS FAILURE.

Mr. Dunn, the president and director, has other business interests and currently devotes approximately 25% of his time to our operations. Our operations may be sporadic and occur at times which are not convenient to Mr. Dunn, which may result in periodic interruptions or suspensions of our business plan. If the demands of the Company’s business require Mr. Dunn’s full business time, he is prepared to adjust his timetable to devote more time to Empire. However, he may not be able to devote sufficient time to the management of the business, which may result in periodic interruptions in implementing Empire’s plans in a timely manner. Such delays could have a significant negative effect on the success of the business.

THE INDUSTRY IN WHICH EMPIRE OPERATES IS HIGHLY COMPETITIVE

The Company has identified a market opportunity for its services. Existing or new competitors may introduce superior products, services, conditions and/or benefits. This would infringe on our proposed customer base, have an adverse affect upon our business and the results of our operations.  The post-production business and the financing industry are highly competitive markets. We will compete with both large and small corporations already providing services in this sector. Almost all of these companies have greater financial and personnel resources than we do.

Risks Related to Our Financial Condition

THE AUDITOR’S REPORT STATES THERE IS SUBSTANTIAL UNCERTAINTY ABOUT THE ABILITY OF EMPIRE TO CONTINUE ITS OPERATIONS AS A GOING CONCERN

In their audit report dated March 12, 2012, our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our current stockholders may be unwilling or unable to loan or advance any additional capital to Empire we believe that if we do not raise additional capital within 9 months of the effective date of this Report, we may be required to suspend or cease the implementation of our business plans.  Therefore any purchaser of our shares may be investing in a company that will not have the funds necessary to develop its business strategies. As such, we may have to cease operations and our investors could lose their entire investment. Because we have been issued an opinion by our auditors that substantial doubt exists as to whether it can continue as a going concern it may be more difficult to attract investors.

OUR BUSINESS WILL FAIL IF WE DO NOT OBTAIN ADEQUATE FINANCING

We will require additional financing to initiate and sustain our business operations. Currently, we do not have any arrangements for financing and can provide no assurances to investors that we will be able to obtain any when required. Obtaining additional financing will be subject to a number of factors, including the Company’s lack of revenue. These factors may have an affect on the timing, amount, terms or conditions of additional financing and make such additional financing unavailable to us. See “Description of Business.”

No assurance can be given that the Company will obtain access to capital markets in the future or that adequate financing to satisfy the cash requirements of implementing our business strategies will be available on acceptable terms. The inability of the Company to gain access to capital markets or obtain acceptable financing will have a material adverse effect upon the results of its operations and its financial condition.

WE INCUR SIGNIFICANT COSTS TO BE A PUBLIC COMPANY TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS AND WE MAY NOT BE ABLE TO CONTINUE TO ABSORB SUCH COSTS.

We incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirement, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. Until the Company is in a position to employ more experts, we expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. With only two part-time employees, from year to year it is difficult to predict how long it takes to complete management’s assessment of the effectiveness of our internal control over financial reporting for each year. In the future, we may not be able to complete the assessment and process on a timely basis. This may affect our standing as a reporting company or the market price of our shares. Furthermore, with only a limited number of employees, our ability to implement checks and balances in our financial reporting may be limited. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to continue to absorb these costs of being a public company, which will negatively affect our business operations.

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

Risks Related to Investing in Empire

INVESTING IN EMPIRE IS HIGHLY SPECULATIVE AND COULD RESULT IN THE ENTIRE LOSS OF SUCH INVESTMENT

Investing in our shares is highly speculative and involves significant risk. Our business objectives are also speculative, and it is possible that we would be unable to accomplish them. The Company’s shareholders may be unable to realize a substantial or any return on their investment in our shares and may lose their entire investment.

BECAUSE EMPIRE HAS 410,000,000 AUTHORIZED SHARES, MANAGEMENT COULD ISSUE ADDITIONAL SHARES, DILUTING THE CURRENT SHAREHOLDERS’ EQUITY

Empire has 410,000,000 authorized shares, consisting of 400,000,000 common stock, of which only 250,237,336 are currently issued and outstanding and 10,000,000 shares of preferred stock, of which no such shares have been issued. Empire’s management could and intends to, without the consent of the existing shareholders, issue substantially more shares, causing a large dilution in the equity position of the Company’s current shareholders. Additionally, large share issuances would generally have a negative impact on Empire’s share price. It is possible that, due to additional share issuance, an investor could lose a substantial amount, or all, of his investment.

BECAUSE OUR PRESIDENT, PETER DUNN, CURRENTLY OWNS 50.69% OF THE OUTSTANDING COMMON STOCK, INVESTORS MAY FIND THAT CORPORATE DECISIONS CONTROLLED BY MR. DUNN ARE INCONSISTENT WITH THEIR INTERESTS

Empire’s president owns 50.69% of our issued and outstanding shares. As a result, he has effective control of Empire and is able to choose all of its directors. His interests may differ from those of other stockholders. Factors that could cause his interests to differ from the other shareholders include the impact of corporate transactions on the timing of business operations and his ability to continue to manage the business given the amount of time he is able to devote to Empire.

All decisions regarding the management of Empire’s affairs will be made mainly by Mr. Dunn. Investors in our shares may not participate in the management of Empire and, therefore, are dependent upon his management abilities. The only assurance that the shareholders of Empire have, is that its primary officer and director will not abuse his discretion in executing Empire’s business affairs, in his fiduciary obligation and business integrity. Such discretionary powers include, but are not limited to, decisions regarding all aspects of business operations, corporate transactions and financing. Accordingly, no person should purchase our shares unless willing to entrust all aspects of management to the President, or his successors. Potential purchasers of our shares must carefully evaluate the personal experience and business performance of the Company’s management.

BECAUSE OUR COMMON STOCK IS DEEMED A LOW-PRICED “PENNY” STOCK, AN INVESTMENT IN OUR COMMON STOCK SHOULD BE CONSIDERED HIGH RISK AND SUBJECT TO MARKETABILITY RESTRICTIONS.

Empire’s common shares may be deemed to be “penny stock” as that term is defined in Regulation Section “240.3a51-1” of the Securities and Exchange Commission (the “SEC”). Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a “recognized” national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.

Section “15(g)” of the United States Securities Exchange Act of 1934, as amended, and Regulation Section “240.15g(c)2” of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in Empire’s common shares are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be “penny stock”.

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

The trading price of our common stock is subject to significant fluctuations due to a number of factors, including:

•	our status as a development stage company with a limited operating history
•	limited revenues to date, which may make risk-averse investors more inclined to sell their shares on the market more quickly and at greater discounts than may be the case with the shares of a seasoned issuer in the event of negative news or lack of progress and announcements of new products by us or our competitors
•	the timing and development of products and services that we may offer
•	general and industry-specific economic conditions
•	actual or anticipated fluctuations in our operating results
•	our capital commitments
•	the loss of the services of Mr. Dunn, our CEO

In addition, the financial markets have experienced extreme price and volume fluctuations. The market prices of securities in this industry have been highly volatile and may continue to be highly volatile in the future, some of which may be unrelated to the operating performance of particular companies. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Whether or not meritorious, litigation brought against us could result in substantial costs, divert management’s attention and resources and harm our financial condition and results of operations.

WE DO NOT ANTICIPATE PAYING ANY DIVIDENDS IN THE FORESEEABLE FUTURE, WHICH MAY REDUCE THE RETURN ON INVESTMENT IN OUR COMMON STOCK.

To date, the Company has not paid any cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future. Payment of future dividends will depend on earnings and the capital requirements of Empire, and Empire’s debt facilities and other factors considered appropriate by Empire’s Executive Officers and Directors. We cannot guarantee that we will, at any time, generate sufficient profits or surplus cash that would be available for distribution as a dividend to the holders of our common stock. Our current plans are to use any profits that we may generate, if we generate any profits at all, to fund our operations. Therefore, any return on investment would derive from an increase in the price of our stock, which may or may not occur.

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

To date we have not registered our common stock under Section 12 of the Securities Act of 1934 and therefore we are not a fully reporting company with the SEC. If we do not register our common stock under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”), we will be considered a Section 15(d) filer rather than a fully reporting company. In such a case, we will be only required to file annual reports on Form 10-K containing audited financial statements following the end of our fiscal year, quarterly reports on Form 10-Q containing unaudited financial statements for the first three quarters of our fiscal year following the end of such fiscal quarter, and current reports on Form 8-K shortly after the occurrence of certain material events with the SEC. We will also be required to comply with Rules 13e-3 and 13e-4 of the Exchange Act relating to going private and tender offers.

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

Currently, Empire has not entered into any lease agreement for office facilities. We currently have a month to month lease on our corporate office at 5023 N. Parkway Calabasas, Calabasas, CA 91302. Our new telephone number is (310) 351-6660.

Item 3.	Legal Proceedings.

We are not a party to any legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock, par value $0.001 per share began trading on the Over-the-Counter Bulletin Board (“OTC:BB”) under the symbol “EMPM” beginning in July 2011. In December 2011 the Company left the OTC:BB and is now traded exclusively on the Pink Sheets. The following table sets forth, for the period indicated, the range of high and low closing prices reported by the OTC:BB and the Pink Sheets. Such quotations represent prices between dealers and may not include markups, markdowns, or commissions and may not represent actual transactions.

	High Bid	Low Bid
Fiscal Year Ending November 30, 2011
Quarter Ending August 31, 2011	$1.06	$1.06
Quarter Ending November 30, 2011	$0.11	$0.11

Fiscal Year Ending November 30, 2012

December 31, 2011 thru March 6, 2012	$0.32	$0.04

Penny Stock Considerations

If and when we begin trading, our common stock will be deemed to be “penny stock” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

●	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

●	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

●	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

●	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

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

Common Stock Currently Outstanding

As of March 9, 2012, 250,237,336 shares of the Company common stock outstanding of which 184,255,00 were restricted common stock, which are eligible for resale pursuant to Rule 144 of the Securities Act. We have no plans or commitments to register such shares in the future.

Holders

As of the date of this Report, we had 30 stockholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Reports to Stockholders

We are currently subject to the information and reporting requirements under Section 15(d) of the Securities Act of 1934 and will continue to file periodic reports, and other information with the SEC. We intend to send annual reports to our stockholders containing audited consolidated financial statements.

Transfer Agent

Signature Stock Transfer, Inc., located at 2220 Coit Road, Suite 480, Plano, TX 75075 is the registrar and transfer agent for our common stock.

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

This 10−K contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements” in Item 1 above.

Plan of Operations

General Overview

Empire was incorporated under the laws of the State of Nevada on October 13, 2009, with a business plan for providing and financing post-production services to the movie and television industry. Empire is in the development stage and has generated limited since its inception in 2009.

On April 5, 2010, the United States Securities and Exchange Commission (the “SEC”) declared effective our registration on Form S-1 (the “Registration Statement”). The Registration statement is for the sale of up to 12,000,000 registered shares of our common stock (the “Shares”) owned by Mr. Peter Dunn, our founder and CEO ( the “Selling Shareholder”) at a price of $.005 per share. The offering closed in December, 2010 after the sale of 3,010,000 shares for an aggregate amount of $15,050. All of the proceeds from the sale of shares went to the Selling Shareholder and Empire did not receive any of the proceeds from the sale of such shares. Empire paid the expenses of the offering because we wanted to (i) become a reporting company with the Commission under the Securities Exchange Act of 1934 (the “1934 Act”); and (ii) enable our common stock to be traded on the OTC Bulletin Board. We believe that the registration of the sale of shares on behalf of our largest existing security holder facilitated the development of a public market in our common stock if our common stock.

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

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, Empire evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions.

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

Results of Operation

The Company is a development stage company that has a limited history of operations. Since our inception on October 13, 2009 to November 30, 2011, we have generated revenues of $89,603. As of November 30, 2011 and 2010, we had $51,098 and $908, respectively, in current assets.

For the year ended November 30, 2011 and 2010, we incurred net losses of $87,081 and $61,654, respectively, and a net loss of $171,032 from inception on October 13, 2009 to the period ended November 30, 2011. The revenues for the year ended November 30, 2011 were $89,063 compared to revenues of $0 for the year ended November 30, 2010.

Plan of Operation

Our continued existence is dependent upon our ability to obtain additional financing and to continue to generate revenue.  We estimate that our capital requirements for the next 6 months will be in the range of $30,000 to $60,000.

The motion picture industry is intensely competitive. While the Company intended to growth its business during the next twelve (12) months, volatile market conditions and the ongoing uncertainty of the global economic outlook could stymie that growth at any time.

Based on our current operating plan, we may not generate revenue that is sufficient to cover our expenses for the next six months, and we will need to obtain additional financing to operate our business for the next six months. Our “burn rate” is approximately $7,000 per month. Most of our expenses are anticipated to be outside services, consulting, legal, accounting, transfer agent, and other costs associated with being a public company. Since we intend to utilize our officers and directors, who currently are part time and whose salaries are being accrued, to sell our services, our marketing costs should be minimal, if any. Additional financing, whether through public or private equity or debt financing, arrangements with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to generate revenue and to raise additional capital.

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

Liquidity

Since our inception on October 13, 2009 to November 30, 2011, we have incurred a loss of $171,032. Our cash and cash equivalent balances were $51,098 at November 30, 2011 and $908 at November 30, 2010.  At November 30, 2011, we had a shareholders’ deficit of $62,582 and our total current liabilities due to accounts payable and amounts due to related parties were $210,043.

On October 15, 2009, Empire issued 24,000,000 shares of its common stock, at $0.001 per share, for an aggregate value of $24,000. On June 16, 2011, the Company entered in an agreement with SLC Air, Inc. to issue 6,800,000 pre-split common shares (an equivalent of 54,400,000 post-split shares) at the average price of $.05 per share for a note receivable of $340,000, net of transaction fees. The balance of $50,000 and $290,000 were due on August 16, 2011 and October 31, 2011, respectively, including accrued interest of 6½ % per annum. As of November 31, 2011, accrued interest totaled $8,125. As of March 9, the Company has received a total of $75,000. The Note is in default. Currently, the Company is negotiating for new terms of the note. The Company intends to use funds for its day to day operation.

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

On January 25, 2010, Mr. Dunn, our CEO, agreed to loan us up to $25,000 pursuant to an Agreement to Advance Funds between Empire and Mr. Dunn. We used these funds for fees and expenses related to the April 2010 offering and to sustain our business by paying its expenses as they were incurred. Although Mr. Dunn may be willing to make some personal additional financial commitments, the total additional amount that he is willing to invest has not yet been determined.

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

Our auditors have issued a “going concern” opinion, which is included in the financial statements included in this Report. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated sufficient revenues. We must raise cash to implement our business strategy and stay in business.

As of November 30, 2011, we had a demand note payable to Mr. Dunn totaling $14,192. The note represents a cash infusion of $14,192.

Financing Activities

Financing activities resulted in a net cash inflow of $163,789 from October 13, 2009 (date of inception) to November 30, 2011.

Equity and Capital Resources

We have incurred losses since inception of our business (October 13, 2009), and as of November 30, 2011, we had an accumulated deficit of $171,032. As of November 30, 2011, we had cash of $51,098 and working capital of $(158,945).

To date, we have funded our operations through revenues, short-term debt and sales of securities. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our talent base. However, we do not expect to start generating material revenues from our operations for another 6 to 9 months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report we did not have any commitments from any source to provide additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Off-balance Sheet Arrangements

Since our inception through November 30, 2011, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

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

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Empire Post Media, Inc.

We have audited the accompanying consolidated balance sheets of Empire Post Media, Inc. as of November 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended November 30, 2011 and 2010, and for the period from October 13, 2009 (date of inception) through November 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire Post Media, Inc. as of November 30, 2011 and 2010, and the results of its operations and its cash flows for the years ended November 30, 2011 and 2010, and for the period from October 13, 2009 (date of inception) through November 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained operating losses and negative cash flows from operations since its inception and has not yet generated revenues. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs LLP

Encino, California

March 12, 2012

EMPIRE POST MEDIA, INC. AND SUBSIDIARY
(A DEVELOPMENT STATGE COMPANIES)
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2011 AND 2010

	November 30,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$51,098	$908

TOTAL CURRENT ASSETS	51,098	908

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $0 and $5,713, respectively	-	9,695

DEVELOPMENT ASSETS	96,363	-

TOTAL ASSETS	$147,461	$10,603

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$30,249	$7,487
Accounts payable to shareholder	12,500	16,200
Accounts payable to related parties	9,000	-
Accrued interest	8,602	2,659
Advances payable	100,000	-
Notes payable, non-recourse	35,500	-
Note payable to shareholder	14,192	44,208

TOTAL CURRENT LIABILITIES	$210,043	$70,554

COMMITMENTS AND CONTINGENCIES, Note 6

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 share issued and outstanding	$-	$-
Common stock, $0.001 par value, 400,000,000 shares authorized, 250,237,336 and 192,000,000 shares issued and outstanding	81,505	24,000
Additional paid-in capital	325,070	-
Subscription receivable	(298,125)	-
(Deficit) accumulated during the development stage	(171,032)	(83,951)

TOTAL SHAREHOLDERS’ (DEFICIT)	(62,582)	(59,951)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$147,461	$10,603

See Report of Independent Registered Public Accounting Firm and Notes to Consolidated Financial Statements

EMPIRE POST MEDIA, INC. AND SUBSIDIARY
(A DEVELOPMENT STATGE COMPANIES)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010,
AND CUMULATIVE FROM OCTOBER 13, 2009 (INCEPTION) THROUGH NOVEMBER 30, 2011

	For the Year Ended November 30, 2011	For the Year Ended November 30, 2010	Cumulative from October 13, 2009 (inception) to November 30, 2011

REVENUE	$89,603	$-	$89,603

COST OF REVENUE	78,603	-	78,603

GROSS PROFIT	11,000	-	11,000

EXPENSES:
Bank charges	145	36	181
Interest expenses	3,382	2,504	6,041
Insurance	928	-	928
Miscellaneous	727	1,235	1,962
Taxes and licenses	820	125	945
Office expenses	4,087	187	4,274
Consulting Fees	21,000	19,450	60,700
Legal and professional fees	42,431	27,118	70,299
Filing fees	26,866	5,863	33,294
Depreciation expenses	2,568	5,136	8,281

TOTAL EXPENSES	102,954	61,654	186,905

LOSS FROM OPERATIONS	(91,954)	(61,654)	(175,905)

OTHER INCOME (EXPENSE)	4,873	-	4,873

NET INCOME (LOSS)	$(87,081)	$(61,654)	$(171,032)

Basic and diluted loss per share	$-	$-

Weighted average shares outstanding	218,490,582	192,000,000

See Report of Independent Registered Public Accounting Firm and Notes to Consolidated Financial Statements

EMPIRE POST MEDIA, INC. AND SUBSIDIARY
(A DEVELOPMENT STATGE COMPANIES)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 13, 2009 (INCEPTION)
THROUGH NOVEMBER 30, 2011

			Additional
	Common Stock		Paid in	Accumulated	Subscription
	Shares	Amount	Capital	(Deficit)	Receivable	Total

BALANCE, October 13, 2009 (Date of Inception	-	$-	$-	$-	$-	$-

Issuance of shares for cash in October 2009 ($0.000125 per share)	24,000,000	3,000	-	-	-	3,000

Issuance of shares for services in October 2009 ($0.000125 per share)	168,000,000	21,000	-	-	-	21,000

Net (Loss), November 2009	-	-	-	(22,297)	-	(22,297)

BALANCE, November 30, 2009	192,000,000	24,000	-	(22,297)	-	1,703

Net (Loss), November 2010	-	-	-	(61,654)	-	(61,654)
						-
BALANCE, November 30, 2010	192,000,000	24,000	-	(83,951)	-	(59,951)

Issuance of shares for accrued salaries in February 2011 ($0.01875 per share)	837,336	105	15,595	-	-	15,700

Issuance of shares for subscription receivable on June 16, 2011 ($0.00625 per share)	54,400,000	54,400	285,600	-	(340,000)	-
						-
Payment received from Subscription Receivable, July and August, 2011	-	-	-	-	50,000	50,000

Issuance of stock to acquire subsidiary Hybrid Reality Entertainment August 4, 2011 ($.00625)	3,000,000	3,000	15,750	-	-	18,750
						-
Interest on Subscription Receivable, August 2011	-	-	2,925	-	(2,925)	-

Interest on Subscription Receivable, November 2011	-	-	5,200	-	(5,200)	-
						-
Net (Loss), November 2011	-	-	-	(87,081)	-	(87,081)

BALANCE, November 30, 2011	250,237,336	$81,505	$325,070	$(171,032)	$(298,125)	$(62,582)

See Report of Independent Registered Public Accounting Firm and Notes to Consolidated Financial Statements

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(A DEVELOPMENT STATGE COMPANIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010,

AND CUMULATIVE FROM OCTOBER 13, 2009 (INCEPTION) THROUGH NOVEMBER 30, 2011

	For the Year Ended November 30, 2011	For the Year Ended November 30, 2010	Cumulative from October 13, 2009 (inception) to November 30, 2011

CASHFLOW FROM OPERATING ACTIVITIES:
Net loss	$(87,081)	$(61,654)	$(171,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of property and equipment	(4,873)	-	(4,873)
Common stock issued for services	-	-	21,000
Depreciation expenses	2,568	5,136	8,281
Increase/Decrease in:
Accounts receivable	(15,500)	-	(15,500)
Accounts payable	22,762	7,487	30,249
Accounts payable to shareholder	12,000	15,635	28,200
Accounts payable to related parties	9,000	-	9,000
Accrued interest	2,943	2,504	5,602
NET CASH USED IN OPERATING ACTIVITIES	(58,181)	(30,892)	(89,073)

CASH FLOW FROM INVESTING ACTIVITIES:
Capitalized development asset	(24,869)	-	(24,869)
Cash received from Hybrid Reality	1,256	-	1,256
NET CASH USED BY INVESTING ACTIVITIES	(23,613)	-	(23,613)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	50,000	-	53,000
Proceeds from shareholder loan	19,144	28,800	47,944
Payments on shareholder loan	(37,160)	-	(37,160)
Proceeds from advances payable	100,000	-	100,000
NET CASH FLOW FROM FINANCING ACTIVITIES	131,984	28,800	163,784

NET INCREASE (DECREASE) IN CASH	50,190	(2,092)	51,098

CASH BEGINNING OF PERIODS	908	3,000	-

CASH AT THE END OF PERIODS	$51,098	$908	$51,098

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid in cash	$-	$-	$-
Interest expense paid in cash	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Acquisition of computer equipment through assumption of a note payable to Shareholder	$-	$-	$15,408
Acquisition of rights to television series through issuance of stock and assumption of liabilities	$71,494	$-	$71,494
Conversion of liability to equity	$15,700	$-	$15,700
Distribution of computer equipment as settlement of note payable to shareholder	$12,000	$-	$12,000

See Report of Independent Registered Public Accounting Firm and Notes to Consolidated Financial Statements

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

Empire Post Media, Inc. and Subsidiary (the “Company”) was founded in the State of Nevada on October 13, 2009.  The Company is in the business of providing post production services to the movie and television industry.  The services include both two-dimensional and three-dimensional formats and are offered on a collateralized-deferred basis to producers and owners of feature films; television movies, specials and series; short subjects and documentaries. In the opinion of management, the accompanying financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the period presented. On August 4, 2011, Empire acquired 100% of the outstanding shares of Hybrid Reality Entertainment, Inc. (Hybrid), a California corporation. Hybrid was incorporated in May of 2011. At the date of acquisition, Hybrid has the rights to the newly created television series, Journey Beyond, and is now being used by the Company to create, develop, and produce reality-based television programs.

In June of 2011, the Company’s Board of Directors authorized an eight-for-one share split, to take effect on July 7, 2011. Each shareholder of record on July 7, 2011 received seven additional shares for each share held on that date. As required by accounting guidance, authorized shares, issued and outstanding shares and per share amounts have been retroactively restated throughout these consolidated financial statements and the accompanying notes to reflect Empire’s change in capital structure.

Basic of Consolidation

The consolidated financial statements include the accounts of Empire Post Media, Inc. (Empire) and its wholly owned subsidiary, Hybrid Reality Entertainment, Inc (Hybrid). All significant intercompany accounts and transactions since the date of acquisition have been eliminated in consolidation.

Development Stage Activities

Since inception the Company has only limited revenue-producing business operations. All of the operating results and cash flows reported in the accompanying consolidated financial statements from October 13, 2009 (date of inception) through November 30, 2011 are considered to be those related to the development stage activities and represent the ‘cumulative from inception’ amounts required to be reported pursuant to the accounting standards for Development Stage Enterprises.  The Company is focusing significant efforts on developing its business.

Going Concern

The Company has only limited revenues and has generated a net operating loss since its inception.  The Company also has a negative working capital and accumulated deficit at November 30, 2011.  These factors among others raise substantial doubt about going concern. The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.   The consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s ability to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions.  Management plans to raise additional capital through stock offerings in order to build up the business and name recognition.  However, there can be no assurance that the Company will be able to raise sufficient capital to fully implement its business model.

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

For the year ended November 30, 2011 and 2010, depreciation expenses totaled $2,568 and $5,136, respectively. For the period from October 13, 2009 (inception) through November 30, 2011, depreciation expenses totaled $8,281.

On May 21, 2011, the Company sold all of its property and equipment for $12,000, which reduced the officer/shareholder loan. Empire recorded $4,873 as gain for the year ended November 30, 2011 from the sale of its property and equipment.

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Development Assets

The Company capitalizes all costs for bringing its television production to market including production overhead costs and capitalization-of-interest costs. Development assets are stated at fair value. The Company will record a write-down of development asset(s) when it determines that it is probable that a development asset(s) has become impaired, using the specific-identification model. The Company wills write off the development asset(s) if the project has not been green-lit, or set for production, within three years from the date the initial cost capitalization. Capitalization of development assets begins when the first costs related to a television project exceeded $5,000. Any tax incentives will be recorded as reductions in television production cost in according to the accounting prescribed by ASC 740-10-25. Cost amortization is based on the use of individual-film-forecast method over a period not to exceed 10 years. However, if the secondary market has been established, amortization of production costs may be done over a longer period. ASC 926 includes guidance specific to episodic television series for assessing which revenue streams can be included in ultimate revenues. The Company will write off development asset(s) in excess of the contractual license fees on an episode-by-episode basis.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Management uses its knowledge of its business in making estimates.  Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amount of certain financial instruments, including cash and cash equivalents, accounts payable, accrued expenses, and notes payable, approximates fair value due to the relatively short maturity of such instruments.

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

Consulting Fees

Consulting fees include fees for services provided by officers/shareholders of the Company and attorney. For the year ended November 30, 2011 and 2010 and for the period from October 13, 2009 (inception) through November 30, 2011, consulting fees totaled $21,000, $19,450, and $60,700, respectively. For the period ended November 30, 2011 and 2010, the Company recorded $12,000 and $15,700 payable to an Officer/Shareholder of the Company for Consulting Services rendered, respectively.  The Company has incurred no losses as a result of any credit risk exposure. (See Note 8 - Related Party Transactions)

Income Taxes

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the year ended November 30, 2011. The company files income tax returns with the internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and the IRS for tax years through 2011.

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

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

Recently Issued Accounting Pronouncements

The Company adopted the changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of Generally Accepted Accounting Principles (“GAAP”). These changes establish the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates (“ASU”). ASU’s will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU 2009-15, which changes the fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This ASU was effective on January 1, 2010. Adoption of this ASU did not to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued revised guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance on December 1, 2010. There was no impact upon adoption of this guidance.

In June 2009, the FASB issued new guidance regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance which changes the accounting for equity share lending arrangements on an entity’s own shares when executed in contemplation of a convertible debt offering. This guidance requires the share lending arrangement to be measured at fair value and recognized as an issuance cost. These issuance costs should then be amortized as interest expense over the life of the financing arrangement. Shares loaned under these arrangements should be excluded from computation of earnings per share. This guidance is effective for fiscal years beginning after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of the fiscal year. The Company adopted this guidance on December 1, 2010. There was no impact upon adoption of this guidance.

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

In January 2010, the FASB issued guidance to amend the disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning January 1, 2012.  Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. We are required to adopt this standard as of the beginning of 2013. The adoption of this standard will only impact the presentation of our consolidated financial statements or disclosures.

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 will be effective for us beginning December 1, 2012. The adoption of ASU 2011-08 is not expected to have a material effect on our consolidated financial statements or disclosures.

3. NOTE PAYABLE TO SHAREHOLDER

At November 30, 2011, the Company has an outstanding note payable balance, bearing 8% interest, due on demand, due from an officer/shareholder of the Company in the amount of $14,192. Interest accrued on this note totaled $5,519 since inception.

4. NOTES PAYABLE, NON-RECOURSE

On May 10, 2011, Hybrid, the Company’s wholly owned subsidiary, entered into an Investment Agreement with two independent investors who provided the Company with two nonrecourse loans for the total amount of $30,000. Loans will be repaid with 10% fix interest rate upon the funding of the first season of the Journey Beyond series. On August 31, 2011, Hybrid entered in an agreement with a shareholder who provided additional $5,500 non-recourse loan. Loan will be repaid with 6% interest per annum upon the funding of the first season of the Journey Beyond series. Accrued interest for these three loans totaled $3,083 as of November 30, 2011. There is no assurance regarding the funding of the first season of the Journey Beyond series. If the series are not funded, loan balance and interest will be forgiven.

5. CONCENTRATIONS

Cash Deposits

The Company maintains its cash at a financial institution.  The account is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000.  On May 20, 2009, the FDIC temporarily increased its coverage from $100,000 to $250,000 per depositor through December 31, 2013.  The Company’s cash account, at times, may exceed federally insured limits.

Major Customers and Vendors

Two customers accounted for 100% of total net sales in 2011. There were no vendors accounted more than 10% of the Company’s total purchase in 2011 and 2010.

6. COMMITMENTS AND CONTINGENCIES

Advances payable

On June 6, 2011, the Company entered into an Investment Agreement with an independent, non-affiliated investor (the “Investor”), whereby the Investor has deposited $1.5 million into an escrow account to be used by the Company to develop, produce and market television programs and television series (the “Program(s)”) in return for a profit sharing interest in each television program produced. The Company is currently in the process of assessing the commercial viability of several different development projects. If the Programs do not go forward the funds in the escrow account may have to be returned to the Investor. There is no assurance that any Programs will be funded and if funded, whether they will be profitable. If the Company successfully develop and market its Program(s), the Company will share the profit with the third party Investor. The profit sharing terms are determined based on project by project basis. As of November 30, 2011, $100,000 was advanced to the Company to be used for the development and marketing of Journey Beyond television series and to develop additional television series. The Advance bears 0% interest and the terms of repayment have not yet been determined. For the quarter ended February 2012, the Company repaid $25,000 and received additional $10,000 advance from escrow account. As of February 29, 2012, Advances Payable balance totaled $85,000.

Commitment

On August 4, 2011, Empire entered into an agreement to acquire 100% outstanding shares of Hybrid’s stock for 3,000,000 (post split shares) of Empire’s common stock at the price of $.00625 per share. Hybrid’s shareholders will receive an additional 7,000,000 shares (post split shares) of Empire’s common stock upon the receipt of financing for the production of the first 13 episodes of the Journey Beyond series. Hybrid’s shareholders will receive an additional 10,000,000 shares (post split shares) of Empire’s common stock upon receipt of a commitment, satisfactory to Empire, for the airing of a second season of Journey Beyond. At the date of acquisition, Hybrid owns the right to one reality-based television program.

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

6. COMMITMENTS AND CONTINGENCIES (Continued)

Subscription Receivable

On June 16, 2011, the Company entered in an agreement with SLC Air, Inc. to issue 6,800,000 pre-split common shares (an equivalent of 54,400,000 post-split shares) at the average price of $.05 per share for a note receivable of $340,000, net of transaction fees. The balance of $50,000 and $290,000 were due on August 16, 2011 and October 31, 2011, respectively, including accrued interest of 6½ % per annum. As of November 31, 2011, accrued interest totaled $8,125. As of November 31, 2011, the Company received $50,000. Since November 30, 2011, the Company received an additional $25,000 and $800 payments toward principal and interest, respectively. The Note is in default. Currently, the Company is negotiating for new terms of the note.

7. INCOME TAXES

As of November 30, 2011, total deferred income tax assets consist principally of net operating loss carry forwards in amounts still to be determined.   For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred income tax assets due to the uncertainty surrounding their ultimate realization. If not utilize, the net operating loss carryover is due to expire in 2030.

8. RELATED PARTY TRANSACTIONS

For the year ended November 30, 2011 and 2010, the Company paid $9,000 and $3,750 to Mr. Allen Dunn for his services, respectively. Mr. A. Dunn is the son of the Company’s majority shareholder, Peter Dunn. Mr. A. Dunn is the Company’s Assistant Corporate Secretary. For the quarter ended February 29, 2012, the Company loaned Mr. A. Dunn $5,000, which was repaid within 7 days.

For the year ended November 30, 2011, the Company has outstanding accounts payable of $9,000 due to one of its director for accounting services.

9. SUBSEQUENT EVENTS

In March 2012, the Company entered into a month-to-month operating lease for a monthly rent of $100.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of November 30, 2010 and 2011 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended November 30, 2010 and 2011.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended November 30, 2011. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. The Company does not have adequate segregation of duties in the handling of their financial reporting. This is caused by a very limited number of personnel.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended November 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our Board of Directors currently consists of three members. Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors. Our current directors and executive officers are:

Name	Age	Position
Peter Dunn	71	President, and Director
Evelyn Ramos	44	Chief Financial Officer and Director

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

Mr. Dunn graduated from Clarkson College of Technology, Potsdam, New York.

EVELYN RAMOS

Ms. Nguyen is the owner of Evelyn Ramos, CPA. Ms. Ramos received her bachelor’s of science degree from the University of Southern California and is a certified public accountant. Prior to starting her own firm in November, 2006, Ms. Ramos was working with Caldwell, Becker, Dervin and Petrick & Co., LLP and Miod and Company, LLP, CPAs, both located in Los Angeles County, California. Ms. Ramos’ background includes SEC audit, entertainer business manager, IT consultant, tax preparer, and forensic accounting. Prior to joining public accounting industry, Ms. Ramos was working at Motion Pictures and Television Funds as an accountant and IT associate in 1989.

Audit Committee

Empire does not presently have an Audit Committee and the entire Board acts in such capacity for the immediate future due to the limited size of the Board. Empire intends to increase the size of its Board in the future, at which time it may appoint an Audit Committee.

In lieu of an Audit Committee the Board is empowered to make such examinations as are necessary to monitor the corporate financial reporting and the external audits of Empire, to provide to the Board of Directors (the “Board”) the results of its examinations and recommendations derived there from, to outline to the Board improvements made, or to be made, in internal control, to nominate independent auditors, and to provide to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters that require Board attention.

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

The following table sets forth the compensation of our Chief Executive Officer during the last three fiscal years ended November 30, 2011, 2010 and 2009. No officers or directors received annual compensation in excess of $100,000 during the last two completed fiscal years.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
					Awards		Payout
	Year	Salary	Bonus($)	Other Annual Compensation($)	Restricted Stock Award(s)	Securities Underlying Options (#)	LTIP Payout($)	All Other Compensation
Peter Dunn	2011	$12,000	0	0	0	0	0	0
President	2010	$12,000	0	0	0	0	0	0
	2009(1)	$19,500	0	0	0	0	0	$19,500

(1) Mr. Dunn received 19,500,000 shares of Empire’s common stock, valued at $19,500 for services provided to Empire during the early stages of our business. As our business progresses and grows, we expect to begin paying salaries to each of our officers. We also expect to hire part-time and full-time employees and consultants who will be paid compensation and consulting fees. For the years ended November 30, 2011 and 2010, the Company accrued $12,000, respectively as consulting fees payable to Mr. Dunn.

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

Director’s Compensation

At present we do not pay our directors for attending meetings of our Board of Directors, although we expect to adopt a director compensation policy by the end of the current year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth as of March 9, 2012 the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are no known pending or anticipated arrangements that may cause a change in control.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Outstanding Common Stock

Peter Dunn	126,855,000	50.7%
Evelyn Ramos	-0-	-0-%
SLC Air, Inc. (2)	54,400,000	21.7%
Officers and Directors (2 persons)	126,855,000	50.7%

____________________

•         Less than 1%

(1)	The address for Mr. Dunn and Ms, Ramos listed above is c/o Empire Post Media, Inc., 5023 N. Parkway Calabasas, Calabasas, CA 91302.
The address for SLC Air, Inc. is 1735 Berkeley Street, Suite 210, Santa Monica, Ca. 90404

Item 13.	Certain Relationships and Related Transactions and Director Independence.

None.

Item 14.	Principal Accountant Fees and Services.

During the last two fiscal years, Rose, Snyder, & Jacobs, the Company’s independent auditors, have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the year ended November 30, 2011, as contained in this Report, are estimated and included for the fiscal year ended November 30, 2011.

	Year ended November 30,
	2011	2010

Audit Fees	$8,500	$10,000

Audit-Related Fees	$10,500	$4,050

Tax Fees	$-	$-0-

All Other Fees	$-	$-0-

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Rose, Snyder, & Jacobs. Prior to the engagement of Rose, Snyder, & Jacobs, for any non-audit or non-audit related services, the Board must conclude that such services are compatible with Rose, Snyder, & Jacobs’ independence as our auditors.

PART IV

Item 15.	Exhibits; Financial Statement Schedules.

EXHIBITS:

Exhibit Number	Description of Exhibits
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
10.1(2)	Promissory Note between Peter Dunn and Registrant dated October 15, 2009
10.2(2)	Agreement to Advance Funds between Peter Dunn and Registrant dated January 25, 2010
10.3(3)	Post Production Services Agreement dated August 26, 2010, between the Company and Brain/Storm Pictures
10.4(3)	Post Production Services Agreement dated August 27, 2010, between the Company and Ocean Ave. Films
31.1*	Certification of CEO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

  ___________________________

*	Filed herewith
(1)	These exhibits have been previously filed with Registrant’s S-1 Registration Statement filed December 16, 2009
(3)	These exhibits have been previously filed with the Registrant’s S-1/A filed January 28, 2010
(3)	These exhibits have been previously filed with the Registrant’s 8-K filed September 15, 2010

FORM 8-K:

The Company filed Form 8-K on September 1, 2011, relating to the acquisition of Hybrid Realty Entertainment, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March, 2012.

EMPIRE POST MEDIA, INC.

By:	/s/ PETER DUNN
Peter Dunn, President (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Peter Dunn	Dated: March 14, 2012
Peter Dunn
President (Principal Executive Officer) and Director

/s/ Peter Dunn	Dated: March 14, 2012
Peter Dunn
Secretary and Director

/s/ Evelyn Ramos	Dated: March 14, 2012
Evelyn Ramos
Chief Financial Officer (Principal Financial and Accounting Officer) and Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
10.1(2)	Promissory Note between Peter Dunn and Registrant dated October 15, 2009
10.2(2)	Agreement to Advance Funds between Peter Dunn and Registrant dated January 25, 2010
10.3(3)	Post Production Services Agreement dated August 26, 2010, between the Company and Brain/Storm Pictures
10.4(3)	Post Production Services Agreement dated August 27, 2010, between the Company and Ocean Ave. Films
31.1*	Certification of CEO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

________________________

*	Filed herewith
(1)	These exhibits have been previously filed with Registrant’s S-1 Registration Statement filed December 16, 2009
(3)	These exhibits have been previously filed with the Registrant’s S-1/A filed January 28, 2010
(3)	These exhibits have been previously filed with the Registrant’s 8-K filed September 15, 2010

