Form 10-Q
period 2012-02-29
Empire Post Media, Inc.
filed 2012-04-16
CIK 1478682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:   333-163782

EMPIRE POST MEDIA, INC. and SUBSIDIARY

 (Exact name of registrant as specified in its charter)

Nevada	27-1122308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5023 N. Parkway Calabasas, Calabasas, CA	91302
(Address of principal executive offices)	(Zip Code)

310-472-5138

(Registrant’s telephone number, including area code)

(Former address: 23945 Calabasas Road, Suite 115, Calabasas, CA 91302)

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of April 13, 2012, there were 250,237,336 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED BALANCE SHEET

FEBRUARY 29, 2012 AND NOVEMBER 30, 2011

	February 29, 2012 (Unaudited)	November 30, 20119 (Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,461	$51,098

TOTAL CURRENT ASSETS	9,461	51,098

DEVELOPMENT ASSETS	106,355	96,363

TOTAL ASSETS	$115,816	$147,461

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$27,319	$30,249
Accounts payable to shareholder	15,500	12,500
Accounts payable to related parties	10,000	9,000
Accrued interest	9,690	8,602
Advances payable	85,000	100,000
Notes payable, non-recourse	35,500	35,500
Note payable to shareholder	2,099	14,192

TOTAL CURRENT LIABILITIES	$185,108	$210,043

COMMITMENTS AND CONTINGENCIES, note 6

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 share issued and outstanding	$-	$-
Common stock, $0.001 par value, 400,000,000 shares authorized, 250,237,336 and 250,237,336 shares issued and outstanding	81,505	81,505
Additional paid-in capital	329,385	325,070
Subscription receivable	(276,640)	(298,125)
(Deficit) accumulated during the development stage	(203,542)	(171,032)

TOTAL SHAREHOLDERS' EQUITY	(69,292)	(62,582)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$115,816	$147,461

See Notes to Condensed Consolidated Financial Statements

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011,

AND CUMULATIVE FROM OCTOBER 13, 2009 (INCEPTION) THROUGH FEBRUARY 29, 2012

(UNAUDITED)

	For the Three Months Ended February 29, 2012	For the Three Months Ended February 28, 2011	Cumulative from October 13, 2009 (inception) to February 29, 2012

REVENUE	$-	$43,706	$89,603

COST OF REVENUE	-	25,241	78,603

GROSS PROFIT	-	18,465	11,000

EXPENSES:
General and Administrative	32,510	11,220	219,415

LOSS FROM OPERATIONS	(32,510)	7,245	(208,415)

OTHER INCOME (EXPENSE)	-	-	4,873

NET INCOME (LOSS)	$(32,510)	$7,245	$(203,542)

Basic and diluted loss per share	$-	$-

Weighted average shares outstanding (Basic and diluted)	250,237,336	192,027,912

See Notes to Condensed Consolidated Financial Statements

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANIES)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM OCTOBER 13, 2009 (INCEPTION)

THROUGH FEBRUARY 29, 2012

(UNAUDITED)

			Additional
	Common Stock		Paid in	Accumulated	Subscription
	Shares	Amount	Capital	(Deficit)	Receivable	Total

BALANCE, October 13, 2009 (Date of Inception	-	$-	$-	$-	$-	$-

Issuance of shares for cash in October 2009 ($0.000125 per share)	24,000,000	3,000	-	-	-	3,000

Issuance of shares for services in October 2009 ($0.000125 per share)	168,000,000	21,000	-	-	-	21,000

Net (Loss), November 2009	-	-	-	(22,297)	-	(22,297)

BALANCE, November 30, 2009	192,000,000	24,000	-	(22,297)	-	1,703

Net (Loss), November 2010	-	-	-	(61,654)	-	(61,654)
						-
BALANCE, November 30, 2010	192,000,000	24,000	-	(83,951)	-	(59,951)

Issuance of shares for accrued salaries in February 2011 ($0.01875 per share)	837,336	105	15,595	-	-	15,700

Issuance of shares for subscription receivable on June 16, 2011 ($0.00625 per share)	54,400,000	54,400	285,600	-	(340,000)	-
						-
Payment received from Subscription Receivable, July and August, 2011	-	-	-	-	50,000	50,000

Issuance of stock to acquire subsidiary Hybrid Reality Entertainment August 4, 2011 ($.00625)	3,000,000	3,000	15,750	-	-	18,750
						-
Interest on Subscription Receivable, August 2011	-	-	2,925	-	(2,925)	-

Interest on Subscription Receivable, November 2011	-	-	5,200	-	(5,200)	-
						-
Net (Loss), November 2011	-	-	-	(87,081)	-	(87,081)

BALANCE, November 30, 2011	250,237,336	81,505	325,070	(171,032)	(298,125)	(62,582)

Payment received from Subscription Receivable, January and February, 2012					25,800	25,800

Interest on Subscription Receivable			4,315		(4,315)	-
						-
Net (Loss), February 2012	-	-	-	(32,510)	-	(32,510)
						-
BALANCE, February 2012	250,237,336	$81,505	$329,385	$(203,542)	$(276,640)	$(69,292)

See Notes to Condensed Consolidated Financial Statements

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011,

AND CUMULATIVE FROM OCTOBER 13, 2009 (INCEPTION) THROUGH FEBRUARY 29, 2012

(UNAUDITED)

	For the Three Months Ended February 29, 2012	For the Three Months Ended February 28, 2011	Cumulative from October 13, 2009 (inception) to February 29, 2012

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(32,510)	$7,245	$(203,542)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of property and equipment	-	-	(4,873)
Common stock issued for services	-	-	21,000
Depreciation expenses	-	1,284	8,281
Increase/Decrease in:
Accounts receivable	-	(15,500)	(15,500)
Accounts payable	(2,930)	6,929	27,319
Accounts payable to shareholder	3,000	3,000	31,200
Accounts payable to related parties	1,000	-	10,000
Accrued interest	1,088	890	6,690
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(30,352)	3,848	(119,425)

CASH FLOW FROM INVESTING ACTIVITIES:
Capitalized development asset	(9,992)	-	(34,861)
Cash received from Hybrid Reality	-	-	1,256
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(9,992)	-	(33,605)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	25,800	-	78,800
Proceeds from shareholder loan	-	2,975	47,944
Payments on shareholder loan	(12,093)	(1,460)	(49,253)
Proceeds from advances payable	10,000	-	110,000
Payments on advances payable	(25,000)		(25,000)
NET CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,293)	1,515	162,491

NET INCREASE (DECREASE) IN CASH	(41,637)	5,363	9,461

CASH BEGINNING OF PERIODS	51,098	908	-

CASH AT THE END OF PERIODS	$9,461	$6,271	$9,461

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid in cash	$-	$-	$-
Interest expense paid in cash	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Acquisition of computer equipment through assumption of a note payable to Shareholder	$-	$-	$15,408
Acquisition of rights to television series through issuance of stock and assumption of liabilities	$-	$-	$71,494
Conversion of liability to equity	$-	$-	$15,700
Distribution of computer equipment as settlement of note payable to shareholder	$-	$-	$12,000

See Notes to Condensed Consolidated Financial Statements

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

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

The unaudited condensed consolidated financial statement of the Company has been prepared in accordance with the Securities and Exchange Commission (SEC) rules for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The balance sheet information as of November 30, 2011 was derived from the audited financial statements included in Form 10-K filed March 14, 2012. These interim financial statements should be read in conjunction with that report

In June of 2011, the Company's Board of Directors authorized an eight-for-one share split, to take effect on July 7, 2011. Each shareholder of record on July 7, 2011 received seven additional shares for each share held on that date. As required by accounting guidance, authorized shares, issued and outstanding shares and per share amounts have been retroactively restated throughout these condensed consolidated financial statements and the accompanying notes to reflect Empire's change in capital structure.

Basic of Consolidation

The condensed consolidated financial statements include the accounts of Empire Post Media, Inc. (Empire) and its wholly owned subsidiary, Hybrid Reality Entertainment, Inc (Hybrid). All significant intercompany accounts and transactions since the date of acquisition have been eliminated in consolidation.

Development Stage Activities

Since inception the Company has only limited revenue-producing business operations. All of the operating results and cash flows reported in the accompanying condensed consolidated financial statements from October 13, 2009 (date of inception) through February 29, 2012 are considered to be those related to the development stage activities and represent the 'cumulative from inception' amounts required to be reported pursuant to the accounting standards for Development Stage Enterprises. The Company is focusing significant efforts on developing its business.

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

(UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Going Concern

The Company has only limited revenues and has generated a net operating loss since its inception. The Company also has a negative working capital and accumulated deficit at February 29, 2012. These factors among others raise substantial doubt about going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s ability to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions. Management plans to raise additional capital through stock offerings in order to build up the business and name recognition. However, there can be no assurance that the Company will be able to raise sufficient capital to fully implement its business model.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company extends credit to its customers and maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the collectability of the Company's trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers have deteriorated, whether due to customer specific or general economic issues, increases in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.

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

For the quarters ended February 29, 2012 and February 28, 2011, depreciation expenses totaled $0 and $1,284, respectively. For the period from October 13, 2009 (inception) through February 29, 2012, depreciation expenses totaled $8,281.

On May 21, 2011, the Company sold all of its property and equipment for $12,000, which reduced the officer/shareholder loan. Empire recorded $4,873 as gain for the year ended November 30, 2011 from the sale of its property and equipment.

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

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

Consulting Fees

Consulting fees include fees for services provided by officers/shareholders of the Company. For the quarters ended February 29, 2012 and February 28, 2011, consulting fees totaled $8,700 and $3,000, respectively. For the period from October 13, 2009 (inception) through February 29, 2012, consulting fees totaled $69,400. The Company has incurred no losses as a result of any credit risk exposure. (See Note 6 - Related Party Transactions).

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the quarters ended February 29, 2012 and February 28, 2011. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and the IRS for tax years through 2011.

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

3.   NOTE PAYABLE TO SHAREHOLDER

At February 29, 2012, the Company has an outstanding note payable balance, bearing 8% interest, due on demand, due from an officer/shareholder of the Company in the amount of $2,099. Interest accrued on this note totaled $6,522 since inception. For the three months ended February 29, 2012 and February 28, 2011, an officer/shareholder advanced the Company $0 and $2,975 and was repaid $12,093 and $1,460, respectively.

4.   CONCENTRATIONS

Cash Deposits

The Company maintains its cash at a financial institution. The account is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. On May 20, 2009, the FDIC temporarily increased its coverage from $100,000 to $250,000 per depositor through December 31, 2013. The Company’s cash account, at times, may exceed federally insured limits.

5.   NOTES PAYABLE, NON-RECOURSE

On May 10, 2011, Hybrid, the Company's wholly owned subsidiary, entered into an Investment Agreement with two independent investors who provided the Company with two nonrecourse loans for the total amount of $30,000. Loans will be repaid with 10% fix interest rate upon the funding of the first season of the Journey Beyond series. On August 31, 2011, Hybrid entered in an agreement with a shareholder who provided additional $5,500 non-recourse loan. Loan will be repaid with 6% interest per annum upon the funding of the first season of the Journey Beyond series. Accrued interest for these three loans totaled $3,168 as of February 29, 2012. There is no assurance regarding the funding of the first season of the Journey Beyond series. If the series are not funded, loan balance and interest will be forgiven.

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

(UNAUDITED)

6.   COMMITMENTS AND CONTINGENCIES

Advances Payable

For the quarter ended February 29, 2012, the Company repaid $25,000 and received additional $10,000 advance from escrow account. As of February 29, 2012, Advances Payable balance totaled $85,000.

Commitment

On August 4, 2011, Empire entered into an agreement to acquire 100% outstanding shares of Hybrid's stock for 3,000,000 (post split shares) of Empire's common stock at the price of $.00625 per share. Hybrid's shareholders will receive an additional 7,000,000 shares (post split shares) of Empire's common stock upon the receipt of financing for the production of the first 13 episodes of the Journey Beyond series. Hybrid's shareholders will receive an additional 10,000,000 shares (post split shares) of Empire's common stock upon receipt of a commitment, satisfactory to Empire, for the airing of a second season of Journey Beyond. At the date of acquisition, Hybrid owns the right to one reality-based television program. If the Company successfully develop and market Journey Beyond, the Company will share the profit with the producers and the investors. The profit sharing terms are determined based on project by project basis.

7.   RELATED PARTY TRANSACTIONS

On February 25, 2011, the Company converted $15,700 of accrued compensations of one current officer and one former officer into shares of the Company’s common stock at a price of $.01875 per share for a total of 837,336 shares (post-split shares).

For the quarter ended February 29, 2012 and February 28, 2011, the Company paid Mr. Allen Dunn for his services in an amount of $5,700, and $0, respectively. Mr. A. Dunn is the son of the Company’s majority shareholder, Peter Dunn.

As of February 29, 2012 and November 30, 2011, the Company has outstanding accounts payable of $10,000 and $9,000 due to one of its director for accounting services, respectively.

8.   SUBSCRIPTIONS RECEIVABLE

On June 16, 2011, the Company entered in an agreement with SLC Air, Inc. to issue 6,800,000 pre-split common shares (an equivalent of 54,400,000 post-split shares) at the average price of $.05 per share for a note receivable of $340,000, net of transaction fees. The balance of $50,000 and $290,000 were due on August 16, 2011 and October 31, 2011, respectively, including accrued interest of 6½ % per annum. As of February 29, 2012, accrued interest totaled $11,640. As of February 29, 2012, the Company has received $75,800. The Note is in default. Currently, the Company is negotiating for new terms of the note.

9.   SUBSEQUENT EVENTS

In March 2012, the Company entered into a month-to-month operating lease for a monthly rent of $100.

Item 2. Management’s Discussion and Analysis or Plan of Operation

General Overview

Empire Post Media, Inc. ("Empire" and/or the "Company) was incorporated under the laws of the State of Nevada on October 13, 2009, with a business plan for providing and financing post-production services to the movie and television industry. The Company is in the development stage and has generated $89,603 of revenues since inception.

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

Results of Operation

The Company is a development stage company that has a limited history of operations. Since our inception on October 13, 2009 to February 29, 2012, we have generated limited revenues. As of February 29, 2012 we had $9,461 in current assets. We presently may not have the sufficient capital to continue our operations.

For the quarter ended February 29, 2012, the Company had net loss of $32,510 compared to a net income of $7,245 for the quarter ended February 28, 2011, and a net loss of $203,542 from inception on October 13, 2009 to the period ended February 29, 2012. For the quarter ended February 29, 2012 and February 28, 2011, Empire had revenues of $0 and $43,706, respectively, and has incurred expenses from cost of revenue of $0 and $25,408, respectively, during the same periods. From October 13, 2009 (inception) to February 29, 2012 the Company had revenues of $89,603 and has incurred expenses from cost of revenue of $78,603, during the same periods. For the quarter ended February 29, 2012 and February 28, 2011, operating expenses totaled $32,510 and 11,220, respectively, and totaled $219,415 from inception on October 13, 2009 to the period ended February 29, 2012. For the quarter ended February 29, 2012 and February 28, 2011, other income/expense totaled $0 and $4,873 from inception on October 13, 2009 to the period ended February 29, 2012.

All of the expenses for the quarter ended August 31, 2010, were relating to the initial formation of Empire, the offering expenses and other initial operating costs.

Plan of Operation

We did not receive any proceeds from the sale of shares under Registration Statement during the quarter ended February 29, 2012. Our continued existence is dependent upon our ability to obtain additional financing and to generate revenue. We estimate that our capital requirements for the next 6 months will be in the range of $30,000 to $60,000.

On June 16, 2011, the Company entered in an agreement with SLC Air, Inc. to issue 6,800,000 pre-split common shares (an equivalent of 54,400,000 post-split shares) at the average price of $.05 per share for a note receivable of $340,000, net of transaction fees. The balance of $50,000 and $290,000 were due on August 16, 2011 and October 31, 2011, respectively, including accrued interest of 6½ % per annum. As of February 29, 2012, accrued interest totaled $11,640. As of March 21, the Company has received a total of $75,800. The Note is in default. Currently, the Company is negotiating for new terms of the note. The Company intends to use funds for its day to day operation.

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

Liquidity and Capital Resources

Since our inception on October 13, 2009 to February 29, 2012, we have incurred a loss of $203,542. Our cash and cash equivalent balances were $9,461 as of February 29, 2012. At February 29, 2012, we had a shareholders’ deficit of $69,292 and our total liabilities due to accounts payable, accrued interest, advances payable, notes payable and amounts due to related parties were $185,108.

On February 25, 2011, the Company issued an aggregate of 837,336 shares of its common stock at a price of $.01875 per share in satisfaction of accrued compensations owed to one current and one previous officer.

On June 16, 2011, the Company issued an aggregate 54,400,000 shares of its common stock at a price of $.00625 for a subscription receivable in an amount of $340,000, bearing 6% interest, due on Oct 31, 2011. As of February 29, 2012 the Company has received $75,800 from subscription receivable. The note is in default. Currently, the Company is negotiating for new terms of the note.

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

We estimate that our “burn rate” is approximately $10,000 per month. Management has estimated the cost over the next six months to be (a) between $30,000 and $60,000 to continue to marketing and financing of post-production services to the entertainment industry, and (b) $10,000 to maintain our reporting status. Therefore our current cash on hand will not satisfy our cash requirements for the next six months and in the event that our revenues do not increase, our CEO and director, Mr. Dunn, will need to arrange additional financial commitments to our company, which is not guaranteed. Between October 13, 2009 and February 29, 2012, Mr. Dunn loaned the Company up $47,744 pursuant to an Agreement to Advance Funds between Empire and Mr. Dunn. These funds were used for fees and expenses related to this offering and to sustain our business over the period. Although Mr. Dunn may be willing to make some personal additional financial commitments, the total additional amount that he is willing to invest has not yet been determined.

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

As of February 29, 2012, we had a demand note payable to Mr. Dunn in an amount of $2,099. For the three months ended February 29, 2012, the Company repaid Mr. Dunn $12,093. On May 21, 2011, the Company sold property and equipment for $12,000, which reduced the officer/shareholder loan.

Operating Activities

The Company had $30,352 in net cash used in operating activities for the quarter ended February 29, 2012, which included $32,510 in net loss, which was increased by a decrease of $2,930 in accounts payable, and offset by an increase of $3,000 in accounts payable to shareholder, $1,000 in accounts payable to related parties, and $1,088 in accrued interest. The Company had $3,848 in net cash provided in operating activities for the quarter ended February 28, 2011, which included $7,245 in net income, and $15,500 increase in accounts receivable, which amounts were offset by $1,284 in depreciation expense, $6,929 in accounts payable, $3,000 in accounts payable to shareholder, and $890 in accrued interest.

Financing Activities

Financing activities resulted in a net cash in flow of $162,491 from October 13, 2009 (date of inception) to February 29, 2012. For the quarter ended February 29, 2012 and February 28, 2011, financing activities resulted in a net outflow of $1,293 and inflow of $1,515, respectively.

Investing Activities

Investing activities resulted in a net outflow of $33,605 from October 13, 2009 (date of inception) to February 29, 2012. For the quarter ended February 29, 2012 and February 28, 2011, investing activities resulted in the net outflow of $9,992 and $0, respectively. The Company has capitalized all production costs for the Pilot of Journey Beyond, including interest.

Recently Issued or Newly Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 will be effective for us beginning December 1, 2012. The adoption of ASU 2011-04 is not expected to have a material effect on our consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for us beginning December 1, 2012. The adoption of ASU 2011-05 is not expected to have a material effect on our consolidated financial statements or disclosures.

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

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning after December 31, 2012. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of February 29, 2012, our cash balance was $9,461. Our plan for satisfying our cash requirements for the next six months, estimated to be between $30,000 and $60,000, is through services-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate increased services-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Expected Purchase or Sale of Significant Equipment

None

Additional Disclosure of Outstanding Share Data

As of February 29, 2012, we had 250,237,336 shares of common stock issued and outstanding.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our first fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There is no material legal proceeding pending against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	101.INS	XBRL Instance Document

5	101.SCH	XBRL Taxonomy Extension Schema

6	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

7	101.DEF	XBRL Taxonomy Extension Definition Linkbase

8	101.LAB	XBRL Taxonomy Extension Label Linkbase

9	101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE POST MEDIA, INC.

Date: April 13, 2012
/s/ Peter Dunn
Peter Dunn
Chief Executive Officer

