Form 10-Q
period 2012-05-31
Empire Post Media, Inc.
filed 2012-07-23
CIK 1478682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

As of July 13, 2012, there were 250,237,336 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 31, 2012 AND NOVEMBER 30, 2011

	May 31, 2012	November 30, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$79	$51,098

TOTAL CURRENT ASSETS	79	51,098

DEVELOPMENT ASSETS	106,440	96,363

TOTAL ASSETS	$106,519	$147,461

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$42,589	$30,249
Accounts payable to shareholder	18,500	12,500
Accounts payable to related party	11,000	9,000
Accrued interest	9,975	8,602
Advances payable	85,000	100,000
Notes payable, non-recourse	35,500	35,500
Note payable to shareholder	7,099	14,192

TOTAL CURRENT LIABILITIES	209,663	210,043

COMMITMENTS AND CONTINGENCIES, note 6

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 share issued and outstanding	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized, 250,237,336 and 250,237,336 shares issued and outstanding	81,505	81,505
Additional paid-in capital	333,555	325,070
Subscription receivable	(280,810)	(298,125)
(Deficit) accumulated during the development stage	(237,394)	(171,032)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(103,144)	(62,582)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$106,519	$147,461

See Notes to Condensed Consolidated Financial Statements

EMPIRE POST MEDIA, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2012 AND 2011,
AND CUMULATIVE FROM OCTOBER 13, 2009 (INCEPTION) THROUGH MAY 31, 2012
(UNAUDITED)

					Cumulative from
					October 13, 2009
	Three Months Ended May 31,		Six Months Ended May 31,		(Inception) to
	2012	2011	2012	2011	May 31, 2012

REVENUE	$-	$27,397	$-	$71,103	$89,603

COST OF REVENUE	833	31,112	833	56,353	79,436

GROSS PROFIT	(833)	(3,715)	(833)	14,750	10,167

EXPENSES
General and Administrative	33,019	22,723	65,529	33,942	252,434

LOSS FROM OPERATIONS	(33,852)	(26,438)	(66,362)	(19,192)	(242,267)

OTHER INCOME (EXPENSE)	-	4,873	-	4,873	4,873

NET INCOME (LOSS)	$(33,852)	$(21,565)	$(66,362)	$(14,319)	$(237,394)

Basic and diluted loss per share	$-	$-	$-	$-

Weighted average shares outstanding (Basic and diluted)	250,237,336	192,837,336	250,237,336	192,437,089

See Notes to Condensed Consolidated Financial Statements

EMPIRE POST MEDIA, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 13, 2009 (INCEPTION)
THROUGH MAY 31, 2012
(UNAUDITED)

			Additional
	Common Stock		Paid in	Accumulated	Subscription
	Shares	Amount	Capital	(Deficit)	Receivable	Total

BALANCE, October 13, 2009 (Date of Inception)	-	$-	$-	$-	$-	$-

Issuance of shares for cash in October 2009 ($0.000125 per share)	24,000,000	3,000	-	-	-	3,000

Issuance of shares for services in October 2009 ($0.000125 per share)	168,000,000	21,000	-	-	-	21,000

Net (Loss), November 2009	-	-	-	(22,297)	-	(22,297)

BALANCE, November 30, 2009	192,000,000	24,000	-	(22,297)	-	1,703

Net (Loss), November 2010	-	-	-	(61,654)	-	(61,654)
						-
BALANCE, November 30, 2010	192,000,000	24,000	-	(83,951)	-	(59,951)

Issuance of shares for accrued salaries in February 2011 ($0.01875 per share)	837,336	105	15,595	-	-	15,700

Issuance of shares for subscription receivable on June 16, 2011 ($0.00625 per share)	54,400,000	54,400	285,600	-	(340,000)	-
						-
Payment received from Subscription Receivable, July and August, 2011	-	-	-	-	50,000	50,000

Issuance of stock to acquire subsidiary Hybrid Reality Entertainment August 4, 2011 ($.00625)	3,000,000	3,000	15,750	-	-	18,750
						-
Interest on Subscription Receivable, August 2011	-	-	2,925	-	(2,925)	-

Interest on Subscription Receivable, November 2011	-	-	5,200	-	(5,200)	-
						-
Net (Loss), November 2011	-	-	-	(87,081)	-	(87,081)

BALANCE, November 30, 2011	250,237,336	81,505	325,070	(171,032)	(298,125)	(62,582)

Payment received from Subscription Receivable, January and February, 2012	-	-	-	-	25,800	25,800

Interest on Subscription Receivable	-	-	8,485	-	(8,485)	-
						-
Net (Loss), May 2012	-	-	-	(66,362)	-	(66,362)
						-
BALANCE, May 2012	250,237,336	$81,505	$333,555	$(237,394)	$(280,810)	$(103,144)

See Notes to Condensed Consolidated Financial Statements

EMPIRE POST MEDIA, INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MAY 31, 2012 AND 2011,
AND CUMULATIVE FROM OCTOBER 13, 2009 (INCEPTION) THROUGH MAY 31, 2012
(UNAUDITED)

	For the Six	For the Six	February 17, 2012
	Months Ended	Months Ended	(inception) to
	May 31, 2012	May 31, 2011	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES	$(66,362)	$(14,319)	$(237,394)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Gain and sale of property and equipment	-	(4,873)	(4,873)
Common stock issued for services	-	-	21,000
Depreciation expenses	-	2,568	8,281
Increase /Decrease in:
Accounts receivable	-	(15,500)	(15,500)
Accounts payable	12,340	12,902	42,589
Accounts payable to shareholder	6,000	6,000	34,200
Accounts payable to related parties	2,000	-	11,000
Accrued interest	1,373	1,790	6,975
NET CASH USED IN OPERATING ACTIVITIES	(44,649)	(11,432)	(133,722)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized development asset	(10,077)	-	(34,946)
Cash received from Hybrid Reality	-	-	1,256
NET CASH USED IN INVESTING ACTIVITIES	(10,077)	-	(33,690)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	25,800	-	78,800
Proceeds from shareholder loan	5,000	18,725	52,944
Payments on shareholder loan	(12,093)	(2,960)	(49,253)
Proceeds from advances payable	10,000	-	110,000
Payments on advances payable	(25,000)		(25,000)
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES	3,707	15,765	167,491

NET INCREASE (DECREASE) IN CASH	(51,019)	4,333	79

CASH AT BEGINNING OF PERIODS	51,098	908	-

CASH AT END OF PERIODS	$79	$5,241	$79

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid in cash	$-	$-	$-
Interest expense paid in cash	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Acquisition of computer equipment through assumption of a note payable to Shareholder	$-	$-	$15,408
Acquisition of rights to television series through issuance of stock and assumption of liabilities	$-	$-	$71,494
Conversion of liability to equity	$-	$-	$15,700
Distribution of computer equipment as settlement of note payable to shareholder	$-	$12,000	$12,000

See Notes to Condensed Consolidated Financial Statements

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(DEVELOPMENT STAGE COMPANIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012

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

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission (SEC) rules for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The balance sheet information as of November 30, 2011 was derived from the audited financial statements included in Form 10-K filed March 14, 2012. These interim financial statements should be read in conjunction with that report.

In June of 2011, the Company’s Board of Directors authorized an eight-for-one share split, to take effect on July 7, 2011. Each shareholder of record on July 7, 2011 received seven additional shares for each share held on that date. As required by accounting guidance, authorized shares, issued and outstanding shares and per share amounts have been retroactively restated throughout these condensed consolidated financial statements and the accompanying notes to reflect Empire’s change in capital structure.

Basic of Consolidation

The condensed consolidated financial statements include the accounts of Empire Post Media, Inc. (Empire) and its wholly owned subsidiary, Hybrid Reality Entertainment, Inc (Hybrid). All significant intercompany accounts and transactions since the date of acquisition have been eliminated in consolidation.

Development Stage Activities

Since inception the Company has only limited revenue-producing business operations. All of the operating results and cash flows reported in the accompanying condensed consolidated financial statements from October 13, 2009 (date of inception) through May 31, 2012 are considered to be those related to the development stage activities and represent the ‘cumulative from inception’ amounts required to be reported pursuant to the accounting standards for Development Stage Enterprises. The Company is focusing significant efforts on developing its business.

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(DEVELOPMENT STAGE COMPANIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012

(UNAUDITED)

1.    ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Going Concern

The Company has only limited revenues and has generated a net operating loss since its inception. The Company also has a negative working capital and accumulated deficit at May 31, 2012. These factors among others raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s ability to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions. Management plans to raise additional capital through stock offerings in order to build up the business and name recognition. However, there can be no assurance that the Company will be able to raise sufficient capital to fully implement its business model.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company extends credit to its customers and maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the collectability of the Company’s trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers have deteriorated, whether due to customer specific or general economic issues, increases in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.

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

					Cumulative
	For The Three Months		For The Six Months		from October
	Ended		Ended		13, 2009
	May 31,		May 31		(inception) to
	2012	2011	2012	2011	May 31, 2012
Depreciation Expense	$-	$1,284	$-	$2,568	$8,281

On May 21, 2011, the Company sold all of its property and equipment for $12,000, which reduced the officer/shareholder loan. Empire recorded $4,873 as gain for the year ended November 30, 2011 from the sale of its property and equipment.

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(DEVELOPMENT STAGE COMPANIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012

(UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Development Assets

The Company capitalizes all costs for bringing its television production to market including production overhead costs and capitalization-of-interest costs. Development assets are stated at fair value. The Company will record a write-down of development asset(s) when it determines that it is probable that a development asset(s) has become impaired, using the specific-identification model. The Company will write off the development asset(s) if the project has not been green-lit, or set for production, within three years from the date the initial cost capitalization. Capitalization of development assets begins when the first costs related to a television project exceeded $5,000. Any tax incentives will be recorded as reductions in television production cost in according to the accounting prescribed by ASC 740-10-25. Cost amortization is based on the use of individual-film-forecast method over a period not to exceed 10 years. However, if the secondary market has been established, amortization of production costs may be done over a longer period. ASC 926 includes guidance specific to episodic television series for assessing which revenue streams can be included in ultimate revenues. The Company will write off development asset(s) in excess of the contractual license fees on an episode-by-episode basis.

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

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(DEVELOPMENT STAGE COMPANIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012

(UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consulting Fees

Consulting fees include fees for services provided by officers/shareholders of the Company. The Company has incurred no losses as a result of any credit risk exposure. (See Note 6 - Related Party Transactions).

					Cumulative
	For The Three Months		For The Six Months		from October
	Ended		Ended		13, 2009
	May 31,		May 31,		(inception) to
	2012	2011	2012	2011	May 31, 2012
Consulting fees	$10,500	$3,000	$19,200	$6,000	$79,900

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the periods ended May 31, 2012 and 2011. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and the IRS for tax years through 2011.

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

3.    NOTE PAYABLE TO SHAREHOLDER

At May 31, 2012, the Company has an outstanding note payable balance, bearing 8% interest, due on demand, due from an officer/shareholder of the Company in the amount of $7,099. Interest accrued on this note totaled $6,722 since inception. For the six months ended May 31, 2012 and 2011, an officer/shareholder advanced the Company $5,000 and $18,725 and was repaid $12,093 and $2,960, respectively.

4.    CONCENTRATIONS

Cash Deposits

The Company maintains its cash at a financial institution. The account is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. On May 20, 2009, the FDIC temporarily increased its coverage from $100,000 to $250,000 per depositor through December 31, 2013. The Company’s cash account, at times, may exceed federally insured limits.

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(DEVELOPMENT STAGE COMPANIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012

(UNAUDITED)

5.    NOTES PAYABLE, NON-RECOURSE

On May 10, 2011, Hybrid, the Company’s wholly owned subsidiary, entered into an Investment Agreement with two independent investors who provided the Company with two nonrecourse loans for the total amount of $30,000. Loans will be repaid with 10% fix interest rate upon the funding of the first season of the Journey Beyond series. On August 31, 2011, Hybrid entered in an agreement with a shareholder who provided additional $5,500 non-recourse loan. Loan will be repaid with 6% interest per annum upon the funding of the first season of the Journey Beyond series. Accrued interest for these three loans totaled $3,168 as of May 31, 2012. There is no assurance regarding the funding of the first season of the Journey Beyond series. If the series are not funded, loan balance and interest will be forgiven.

6.    COMMITMENTS AND CONTINGENCIES

Advances Payable

For the six months ended May 31, 2012, the Company repaid $25,000 and received additional $10,000 advance from escrow account. As of May 31, 2012, Advances Payable balance totaled $85,000.

Commitments

On August 4, 2011, Empire entered into an agreement to acquire 100% outstanding shares of Hybrid’s stock for 3,000,000 (post split shares) of Empire’s common stock at the price of $.00625 per share. Hybrid’s shareholders will receive an additional 7,000,000 shares (post split shares) of Empire’s common stock upon the receipt of financing for the production of the first 13 episodes of the Journey Beyond series. Hybrid’s shareholders will receive an additional 10,000,000 shares (post split shares) of Empire’s common stock upon receipt of a commitment, satisfactory to Empire, for the airing of a second season of Journey Beyond. At the date of acquisition, Hybrid owns the right to one reality-based television program. If the Company successfully develop and market Journey Beyond, the Company will share the profit with the producers and the investors. The profit sharing terms are determined based on a project by project basis.

In March 2012, the Company entered into a month-to-month operating lease with an unrelated party for a monthly rent of $100.

7.    RELATED PARTY TRANSACTIONS

On February 25, 2011, the Company converted $15,700 of accrued compensations of one current officer and one former officer into shares of the Company’s common stock at a price of $.01875 per share for a total of 837,336 shares (post-split shares).

For the six months ended May 31, 2012 and May 31, 2011, the Company paid Mr. Allen Dunn for his services in an amount of $5,700, and $0, respectively. Mr. A. Dunn is the son of the Company’s majority shareholder, Peter Dunn.

As of May 31, 2012 and November 30, 2011, the Company has outstanding accounts payable of $11,000 and $9,000 due to one of its director for accounting services, respectively.

8.     SUBSCRIPTIONS RECEIVABLE

On June 16, 2011, the Company entered in an agreement with SLC Air, Inc. to issue 6,800,000 pre-split common shares (an equivalent of 54,400,000 post-split shares) at the average price of $.05 per share for a note receivable of $340,000, net of transaction fees. The balance of $50,000 and $290,000 were due on August 16, 2011 and October 31, 2011, respectively, including accrued interest of 6½ % per annum. As of May 31, 2012, accrued interest totaled $15,810. As of May 31, 2012, the Company has received $75,800 in repayments on the subscription receivable. The Note is in default. Currently, the Company is negotiating for new terms of the note.

8.     SUBSEQUENT EVENT

In June of 2012, the Company has decided to bring distribution of the series Journey Beyond in house rather than have an outside distributor. In the best interest of the Company and its shareholders, the Board has agreed with the Investor to release $1,100,000 of the investment monies that were ear-marked for the Journey Beyond project back to the Investor. The Board and the Investor will visit the possibility of investing monies into future theatrical projects of the Company on an individual project basis.

Item 2. Management’s Discussion and Analysis or Plan of Operation

General Overview

Empire Post Media, Inc. (“Empire” and/or the “Company) was incorporated under the laws of the State of Nevada on October 13, 2009, with a business plan for providing and financing post-production services to the movie and television industry. The Company is in the development stage and has generated $89,603 of revenues since inception.

On August 4, 2011, Empire acquired 100% of the outstanding shares of Hybrid Reality Entertainment, Inc. (Hybrid), a California corporation. Hybrid was incorporated in May of 2011. At the date of acquisition, Hybrid has the rights to the newly created television series, Journey Beyond, and is now being used by the Company to create, develop, and produce reality-based television programs.

On April 5, 2010, the United States Securities and Exchange Commission (the “SEC”) declared effective our registration on Form S-1 (the “Registration Statement”). The Registration statement was for the sale of up to 96,000,000 registered shares of our common stock (the “Shares”) owned by Mr. Peter Dunn, our founder and CEO ( the “Selling Shareholder”) at a price of $.005 per share. The Company did not receive any of the proceeds from the sale of the shares. The Company paid all of the expenses of the offering because it wanted to (i) become a reporting company with the Commission under the Securities Exchange Act of 1934 (the “1934 Act”); and (ii) enable its common stock to be traded on the OTC Bulletin Board. The Company’s common stock currently trades on the OTC Bulletin Board.

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR60”) issued by the SEC, suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to Empire’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. For a summary of our significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the condensed consolidated financial statements.

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions.

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

Results of Operation

The Company is a development stage company that has a limited history of operations. Since our inception on October 13, 2009 to May 31, 2012, we have generated limited revenues. As of May 31, 2012, we had $79 in current assets. We presently may not have the sufficient capital to continue our operations.

The Company’s result of operations for the quarters and the six months ended May 31, 2012 and 2011, and from inception to May 31, 2012 as follow:

					Cumulative
	For The Three Month		For The Six Months		from October
	Ended		Ended		13, 2009
	May 31,		May 31,		(inception) to
	2012	2011	2012	2011	May 31, 2012
Revenue	$-	$27,397	$-	$7 1,103	$89,603
Cost of Revenue	$833	$31,112	$8 33	$56,353	$79,436
Operating Expenses	$3 3,019	$22,723	$65,529	$33,942	$252,434
Other Income/Expense	$-	$4,873	$-	$4,873	$4 ,873
Net Loss	$(33,852)	$(21,565)	$(66,362)	$(14,319)	$(237,394)

All of the expenses for the quarter ended August 31, 2010, were relating to the initial formation of Empire, the offering expenses and other initial operating costs.

Plan of Operation

We did not receive any proceeds from the sale of shares under Registration Statement during the quarter ended May 31, 2012. Our continued existence is dependent upon our ability to obtain additional financing and to generate revenue. We estimate that our capital requirements for the next 6 months will be in the range of $30,000 to $60,000.

On June 16, 2011, the Company entered in an agreement with SLC Air, Inc. to issue 6,800,000 pre-split common shares (an equivalent of 54,400,000 post-split shares) at the average price of $.05 per share for a note receivable of $340,000, net of transaction fees. The balance of $50,000 and $290,000 were due on August 16, 2011 and October 31, 2011, respectively, including accrued interest of 6½ % per annum. As of May 31, 2012, accrued interest totaled $15,810. As of May 31, 2012, the Company has received a total of $75,800 in repayments on the subscription receivable. The Note is in default. Currently, the Company is negotiating for new terms of the note. The Company intends to use funds for its day to day operation.

Empire Completion Services (ECS) launched in May 2012 provides completion and post production services on a collateralized, deferred basis to producers and owners of feature films; television movies, specials and series; and documentaries and development and production ownership and services.

ECS is presently evaluating an offer to render post services to a feature film recently shown at Caen. Should ECS decide to undertake this project, ECS can expect to generate $180,000 to $200,000 in revenue from this film. More importantly this project will serve as safe pilot for the ECS program. ECS is reviewing several other projects to see if they meet the guidelines as outlined below.

ECS services provided include most aspects of post-production including editing, special effects, main and end titles, mastering, digital intermediates, deliverables, etc. on a deferred payment basis to primarily producers of low to medium budget projects that have completed principal photography but have insufficient resources to support post-production, completion and delivery to distributors.

ECS charges for services are billed at industry standard “rate card,” plus appropriate fees. Interest is charged on all accounts receivable from the date of delivery. Actual services are performed by sub-contractors at meaningful discounts from rate card.

For Empire Post Media to execute its current business plan, it will need to raise additional money over and above its normal operating expenses. The company plans to follow it successful third party fund raising program for this need.

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

Liquidity and Capital Resources

Since our inception on October 13, 2009 to May 31, 2012, we have incurred a loss of $237,394. Our cash and cash equivalent balances were $79 as of May 31, 2012. At May 31, 2012, we had a shareholders’ deficit of $103,144 and our total liabilities due to accounts payable, accrued interest, advances payable, notes payable and amounts due to related parties were $209,663.

On February 25, 2011, the Company issued an aggregate of 837,336 shares of its common stock at a price of $.01875 per share in satisfaction of accrued compensations owed to one current and one previous officer.

On June 16, 2011, the Company issued an aggregate 54,400,000 shares of its common stock at a price of $.00625 for a subscription receivable in an amount of $340,000, bearing 6% interest, due on Oct 31, 2011. As of May 31, 2012 the Company has received $75,800 from subscription receivable. The note is in default. Currently, the Company is negotiating for new terms of the note.

On August 4, 2011, the Company issued an aggregate 3,000,000 shares of its common stock at a price of $.00625 per share to acquire 100% of outstanding shares of Hybrid Reality Entertainment’s stocks.

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

We estimate that our “burn rate” is approximately $10,000 per month. Management has estimated the cost over the next six months to be (a) between $30,000 and $60,000 to continue to marketing and financing of post-production services to the entertainment industry, and (b) $10,000 to maintain our reporting status. Therefore our current cash on hand will not satisfy our cash requirements for the next six months and in the event that our revenues do not increase, our CEO and director, Mr. Dunn, will need to arrange additional financial commitments to our company, which is not guaranteed. Between October 13, 2009 and May 31, 2012, Mr. Dunn loaned the Company up $52,944 pursuant to an Agreement to Advance Funds between Empire and Mr. Dunn. These funds were used for fees and expenses related to this offering and to sustain our business over the period. Although Mr. Dunn may be willing to make some personal additional financial commitments, the total additional amount that he is willing to invest has not yet been determined.

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

If we are unable to complete any phase of our development or marketing efforts because we don’t have enough money, we will cease our development and/or or marketing operations until we raise the necessary money. Attempting to raise capital after failing in any phase of our development plan could be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Our auditors have issued a “going concern” opinion, which is included in the financial statements included in our recent Form 10-K filing. . This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated only limited revenues to date. Our only other source for cash at this time is investments by our CEO and director. We must raise cash to implement our business strategy and stay in business.

As of February 29, 2012, we had a demand note payable to Mr. Dunn in an amount of $7,099. For the six months ended May 31, 2012, the Company received additional loan of $5,000 and repaid Mr. Dunn $12,093. On May 21, 2011, the Company sold property and equipment for $12,000, which reduced the officer/shareholder loan. .

Operating Activities

The Company had $44,649 in net cash used in operating activities for the six months ended May 31, 2012, which included $66,362 in net loss, which was increased by an increase of $12,340 in accounts payable, $6,000 in accounts payable to shareholder, $2,000 in accounts payable to related party, and $1,373 in accrued interest. The Company had $11,432 in net cash used in operating activities for the quarter ended May 31, 2011, which included $14,319 in net loss, and $15,500 increase in accounts receivable, which amounts were offset by $2,568 in depreciation expense, $12,902 in accounts payable, $6,000 in accounts payable to shareholder, and $1,790 in accrued interest.

Financing Activities

Financing activities resulted in a net cash inflow of $167,491 from October 13, 2009 (date of inception) to May 31, 2012. For the six months ended May 31, 2012 and 2011, financing activities resulted in a net inflow of $3,707 and $15,765, respectively.

Investing Activities

Investing activities resulted in a net outflow of $33,690 from October 13, 2009 (date of inception) to February 29, 2012. For the six months ended May 31, 2012 and 2011, investing activities resulted in the net outflow of $10,077 and $0, respectively. The Company has capitalized all production costs for the Pilot of Journey Beyond, including interest.

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

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning after December 31, 2012. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of May 31, 2012, our cash balance was $79. Our plan for satisfying our cash requirements for the next six months, estimated to be between $30,000 and $60,000, is through services-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate increased services-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Expected Purchase or Sale of Significant Equipment

None

Additional Disclosure of Outstanding Share Data

As of July 13, 2012, we had 250,237,336 shares of common stock issued and outstanding.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There are numerous factors that affect the Company’s business and the results of its operations. These factors include general economic and business conditions; our ability to raise such funds as are necessary to maintain our operations; the ability of management to execute its business plan.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	101.INS	XBRL Insurance Document
5	101.SCH	Taxonomy Extension Schema
6	101.CAL	Taxonomy Extension Calculation Linkbase
7	101.DEF	Taxonomy Extension Definition Link base
8	101.LAB	Taxonomy Extension Label Linkbase
9	101.PRE	Taxonomy Presentation Linkbase

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE POST MEDIA, INC.

Date: July 23, 2012
/s/ Peter Dunn
Peter Dunn
Chief Executive Officer

