Form 10-Q
period 2012-08-31
Empire Post Media, Inc.
filed 2012-10-09
CIK 1478682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

As of October 5, 2012, there were 207,837,336 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2012 AND NOVEMBER 30, 2011

	August 31, 2012	November 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$534	$51,098

TOTAL CURRENT ASSETS	534	51,098

DEVELOPMENT ASSETS	106,525	96,363

TOTAL ASSETS	$107,059	$147,461

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$43,553	$30,249
Accounts payable to shareholder	21,500	12,500
Accounts payable to related parties	20,000	9,000
Accrued interest	10,373	8,602
Advances payable	85,000	100,000
Notes payable, non-recourse	35,500	35,500
Note payable to shareholder	22,249	14,192

TOTAL CURRENT LIABILITIES	238,175	210,043

COMMITMENTS AND CONTINGENCIES, note 6

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 share issued and outstanding	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized, 207,837,336 and 250,237,336 shares issued and outstanding	39,105	81,505
Additional paid-in capital	95,145	325,070
Subscription receivable	-	(298,125)
(Deficit) accumulated during the development stage	(265,366)	(171,032)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(131,116)	(62,582)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$107,059	$147,461

See Notes to Condensed Consolidated Financial Statements

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2012 AND, 2011,

AND CUMULATIVE FROM OCTOBER 13, 2009 (INCEPTION) THROUGH AUGUST 31, 2012

(UNAUDITED)

					Cumulative from
					October 13, 2009
	Three Months Ended August 31,		Nine Months Ended August 31,		(inception) to
	2012	2011	2012	2011	August 31, 2012

REVENUE	$-	$13,500	$-	$84,603	$89,603

COST OF REVENUE	-	16,425	833	73,729	79,436

GROSS PROFIT	-	(2,925)	(833)	10,874	10,167

EXPENSES:
General and Administrative	25,572	23,778	91,101	59,350	278,006

LOSS FROM OPERATIONS	(25,572)	(26,703)	(91,934)	(48,476)	(267,839)

OTHER INCOME (EXPENSE)	-	-	-	4,873	4,873

NET LOSS BEFORE PROVISION OF INCOME TAXES	(25,572)	(26,703)	(91,934)	(43,603)	(262,966)

Provision of Income Taxes	(2,400)	-	(2,400)	-	(2,400)
				.
NET LOSS	$(27,972)	$(26,703)	$(94,334)	$(43,603)	$(265,366)

Basic and diluted loss per share	$-	$-	$-	$-

Weighted average shares outstanding (Basic and diluted)	242,402,553	238,656,901	247,616,245	207,956,138

See Notes to Condensed Consolidated Financial Statements

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(DEVELOPMENT STAGE COMPANIES)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM OCTOBER 13, 2009 (INCEPTION)

THROUGH AUGUST 31, 2012

(UNAUDITED)

			Additional
	Common Stock		Paid in	Accumulated	Subscription
	Shares	Amount	Capital	(Deficit)	Receivable	Total

BALANCE, October 13, 2009 (Date of Inception	-	$-	$-	$-	$-	$-

Issuance of shares for cash in October 2009 ($0.000125 per share)	24,000,000	3,000	-	-	-	3,000

Issuance of shares for services in October 2009 ($0.000125 per share)	168,000,000	21,000	-	-	-	21,000

Net (Loss), November 2009	-	-	-	(22,297)	-	(22,297)

BALANCE, November 30, 2009	192,000,000	24,000	-	(22,297)	-	1,703

Net (Loss), November 2010	-	-	-	(61,654)	-	(61,654)
						-
BALANCE, November 30, 2010	192,000,000	24,000	-	(83,951)	-	(59,951)

Issuance of shares for accrued salaries in February 2011 ($0.01875 per share)	837,336	105	15,595	-	-	15,700

Issuance of shares for subscription receivable on June 16, 2011 ($0.00625 per share)	54,400,000	54,400	285,600	-	(340,000)	-

Payment received from Subscription Receivable, July and August, 2011	-	-	-	-	50,000	50,000

Issuance of stock to acquire subsidiary Hybrid Reality Entertainment August 4, 2011 ($.00625)	3,000,000	3,000	15,750	-	-	18,750
						-
Interest on Subscription Receivable, August 2011	-	-	2,925	-	(2,925)	-

Interest on Subscription Receivable, November 2011	-	-	5,200	-	(5,200)	-

Net (Loss), November 2011	-	-	-	(87,081)	-	(87,081)

BALANCE, November 30, 2011	250,237,336	81,505	325,070	(171,032)	(298,125)	(62,582)

Payment received from Subscription Receivable, January and February, 2012	-	-	-	-	25,800	25,800

Interest on Subscription Receivable	-	-	8,485	-	(8,485)	-

To Cancel the Balance of Subscription Receivable, August 14, 2012	(42,400,000)	(42,400)	(238,410)	-	280,810	-

Net (Loss), August 2012	-	-	-	(94,334)	-	(94,334)
						-
BALANCE, August 31, 2012	207,837,336	$39,105	$95,145	$(265,366)	$-	$(131,116)

See Notes to Condensed Consolidated Financial Statements

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(DEVELOPMENT STAGE COMPANIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 2012 AND 2011,

AND CUMULATIVE FROM OCTOBER 13, 2009 (INCEPTION) THROUGH AUGUST 31, 2012

(UNAUDITED)

	For the Nine Months Ended August 31, 2012	For the Nine Months Ended August 31, 2011	Cumulative from October 13, 2009 (inception) to August 31, 2012

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(94,334)	$(43,603)	$(265,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of property and equipment	-	(4,873)	(4,873)
Common stock issued for services	-	-	21,000
Depreciation expenses	-	2,568	8,281
Increase/Decrease in:
Accounts receivable	-	(15,500)	(15,500)
Accounts payable	13,304	16,628	43,553
Accounts payable to shareholder	9,000	9,000	37,200
Accounts payable to related parties	11,000	-	20,000
Accrued interest	1,771	2,484	7,373
NET CASH USED IN OPERATING ACTIVITIES	(59,259)	(33,296)	(148,332)

CASH FLOW FROM INVESTING ACTIVITIES:
Capitalized development asset	(10,162)	(16,098)	(35,031)
Cash received from Hybrid Reality	-	1,256	1,256
NET CASH USED IN INVESTING ACTIVITIES	(10,162)	(14,842)	(33,775)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	25,800	50,000	78,800
Proceeds from shareholder loan	28,150	24,439	76,094
Payments on shareholder loan	(20,093)	(27,960)	(57,253)
Proceeds from advances payable	10,000	50,000	110,000
Payments on advances payable	(25,000)	-	(25,000)
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES	18,857	96,479	182,641

NET INCREASE (DECREASE) IN CASH	(50,564)	48,341	534

CASH BEGINNING OF PERIODS	51,098	908	-

CASH AT THE END OF PERIODS	$534	$49,249	$534

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid in cash	$-	$-	$-
Interest expense paid in cash	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Acquisition of computer equipment through assumption of a note payable to Shareholder	$-	$-	$15,408
Acquisition of rights to television series through issuance of stock and assumption of liabilities	$-	$71,994	$71,494
Conversion of liability to equity	$-	$15,700	$15,700
Distribution of computer equipment as settlement of note payable to shareholder	$-	$12,000	$12,000

See Notes to Condensed Consolidated Financial Statements

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(DEVELOPMENT STAGE COMPANIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

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

Development Stage Activities

Since inception the Company has only limited revenue-producing business operations. All of the operating results and cash flows reported in the accompanying condensed consolidated financial statements from October 13, 2009 (date of inception) through August 31, 2012 are considered to be those related to the development stage activities and represent the ‘cumulative from inception’ amounts required to be reported pursuant to the accounting standards for Development Stage Enterprises. The Company is focusing significant efforts on developing its business.

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(DEVELOPMENT STAGE COMPANIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

(UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Going Concern

The Company has only limited revenues and has generated a net operating loss since its inception. The Company also has a negative working capital and accumulated deficit at August 31, 2012. These factors among others raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s ability to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions. Management plans to raise additional capital through stock offerings in order to build up the business and name recognition. However, there can be no assurance that the Company will be able to raise sufficient capital to fully implement its business model.

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

	For The Three Months Ended		For The Nine Months Ended		Cumulative from October 13, 2009
	August 31,		August 31,		(inception) to
	2012	2011	2012	2011	August 31, 2012
Depreciation Expense	$-	$1,284	$-	$2,568	$8,281

On May 21, 2011, the Company sold all of its property and equipment for $12,000, which reduced the officer/shareholder loan. Empire recorded $4,873 as gain for the year ended November 30, 2011 from the sale of its property and equipment.

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(DEVELOPMENT STAGE COMPANIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

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

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(DEVELOPMENT STAGE COMPANIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consulting Fees

Consulting fees include fees for services provided by officers/shareholders of the Company. (See Note 7 - Related Party Transactions).

	For The Three Months Ended		For The Nine Months Ended		Cumulative from October 13, 2009
	August 31,		August 31,		(inception) to
	2012	2011	2012	2011	August 31, 2012
Consulting fees	$3,750	$3,800	$22,950	$9,800	$83,650

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the periods ended August 31, 2012 and 2011. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and the IRS for tax years through 2011.

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

3. NOTE PAYABLE TO SHAREHOLDERS

At August 31, 2012, the Company has an outstanding note payable balance, bearing 8% interest, due on demand, due from an officer/shareholder of the Company in the amount of $7,249. Interest accrued on this note totaled $6,922 since inception. For the nine months ended August 31, 2012 and 2011, an officer/shareholder advanced the Company $13,150 and $24,439 and was repaid $20,093 and $27,960, respectively.

The Company has a note payable to another shareholder for an amount of $15,000, bearing 5% interest. The note is due and payable on August 1, 2013. Interest accrued on this note total $113 for the three and nine months ended August 31, 2012.

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(DEVELOPMENT STAGE COMPANIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

(UNAUDITED)

4. CONCENTRATIONS

Cash Deposits

The Company maintains its cash at a financial institution. The account is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. On May 20, 2009, the FDIC temporarily increased its coverage from $100,000 to $250,000 per depositor through December 31, 2013. The Company’s cash account, at times, may exceed federally insured limits.

5. NOTES PAYABLE, NON-RECOURSE

On May 10, 2011, Hybrid, the Company’s wholly owned subsidiary, entered into an Investment Agreement with two independent investors who provided the Company with two nonrecourse loans for the total amount of $30,000. Loans will be repaid with 10% fixed interest rate upon the funding of the first season of the Journey Beyond series. On August 31, 2011, Hybrid entered in an agreement with a shareholder who provided additional $5,500 non-recourse loan. Loan will be repaid with 6% interest per annum upon the funding of the first season of the Journey Beyond series. Accrued interest for these three loans totaled $3,338 as of August 31, 2012. There is no assurance regarding the funding of the first season of the Journey Beyond series. If the series are not funded, loan balance and interest will be forgiven.

6. COMMITMENTS AND CONTINGENCIES

Advances Payable

For the nine months ended August 31, 2012, the Company repaid $25,000 and received additional $10,000 advance from escrow account. As of August 31, 2012, Advances Payable balance totaled $85,000.

Investment Agreement

In June of 2012, the Company has decided to bring distribution of the series Journey Beyond in house rather than have an outside distributor. In the best interest of the Company and its shareholders, the Board has agreed with the Investor to release $1,100,000 of the investment monies that were ear-marked for the Journey Beyond project back to the Investor. On September 4, 2012, the Company distributed the remaining balance in the escrow account back to the Investor. The Board and the Investor will continue to visit the possibility of investing monies into future theatrical projects of the Company on an individual project basis.

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

Contingencies

The Company is involved in legal proceedings in the ordinary course of its business. In August 2012 the Company was served with a lawsuit filed in the Superior Court of the State of California, San Diego Central District by an individual alleging violations of California laws restricting unsolicited commercial e-mail advertisers. The Company completely denies any involvement with the distribution unsolicited advertising materials and is vigorously defending the lawsuit. Although management of the Company cannot predict the ultimate outcome of these legal proceedings with certainty, Management does not believe that this legal action will have any material effect on the Company’s condensed consolidated financial statements.

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

(DEVELOPMENT STAGE COMPANIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

(UNAUDITED)

7. RELATED PARTY TRANSACTIONS

On February 25, 2011, the Company converted $15,700 of accrued compensations of one current officer and one former officer into shares of the Company’s common stock at a price of $.01875 per share for a total of 837,336 shares (post-split shares).

For the nine months ended August 31, 2012 and 2011, the Company paid Mr. Allen Dunn for his services in an amount of $13,950, and $800, respectively. Mr. A. Dunn is the son of the Company’s majority shareholder, Peter Dunn.

As of August 31, 2012 and November 30, 2011, the Company had an outstanding accounts payable balance of $20,000 and $9,000 due to one of its director for accounting services, respectively.

As of August 31, 2012 and November 30, 2011, the Company had an outstanding accounts payable balance of $21,500 and $12,500 due to its shareholder/officer, respectively.

8. SUBSCRIPTIONS RECEIVABLE

On June 16, 2011, the Company entered in an agreement with SLC Air, Inc. to issue 6,800,000 pre-split common shares (an equivalent of 54,400,000 post-split shares) at the average price of $.05 per share for a note receivable of $340,000, net of transaction fees. The balance of $50,000 and $290,000 were due on August 16, 2011 and October 31, 2011, respectively, including accrued interest of 6½ % per annum. As of August 14, 2012, accrued interest totaled $15,810 and subscriptions receivable balance totaled $265,000. As of August 14, 2012, the Company has received $75,800 in repayments on the subscription receivable and interest. On August 14, 2012, the Company entered into an agreement with SLC Air to not seek repayment of the purchase balance owed to it, and SLC Air agreed to return back 42,400,000 shares of the Company’s common stock.

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

Results of Operation

The Company is a development stage company that has a limited history of operations. Since our inception on October 13, 2009 to August 31, 2012, we have generated limited revenues. As of August 31, 2012, we had $534 in current assets. We presently may not have the sufficient capital to continue our operations.

The Company’s result of operations for the quarters and the nine months ended August 31, 2012 and 2011, and from inception to August 31, 2012 as follow:

	For The Three Months Ended		For The Nine Months Ended		Cumulative from October 13, 2009
	August 31,		August 31,		(inception) to
	2012	2011	2012	2011	August 31, 2012
Revenue	$-	$13,500	$-	$84,603	$89,603
Cost of Revenue	$-	$16,425	$833	$73,729	$79,436
Operating Expenses	$(25,572)	$23,778	$91,101	$59,350	$278,006
Other Income/Expense	$-	$-	$-	$4,873	$4,873
Net Loss	$(27,972)	$(26,703)	$94,334	$(43,603)	$(265,366)

Plan of Operation

We did not receive any proceeds from the sale of shares under Registration Statement during the quarter ended August 31, 2012. Our continued existence is dependent upon our ability to obtain additional financing and to generate revenue. We estimate that our capital requirements for the next 6 months will be in the range of $30,000 to $60,000.

On June 16, 2011, the Company entered in an agreement with SLC Air, Inc. to issue 6,800,000 pre-split common shares (an equivalent of 54,400,000 post-split shares) at the average price of $.05 per share for a note receivable of $340,000, net of transaction fees. The balance of $50,000 and $290,000 were due on August 16, 2011 and October 31, 2011, respectively, including accrued interest of 6½ % per annum. As of August 14, 2012, accrued interest totaled $15,810 and subscriptions receivable balance totaled $265,000. As of August 14, 2012, the Company has received $75,800 in repayments on the subscription receivable and interest. On August 14, 2012, the Company entered into an agreement with SLC Air to not seek repayment of the purchase balance owed to it, and SLC Air agreed to return back 42,400,000 shares of the Company’s common stock.

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

Liquidity and Capital Resources

Since our inception on October 13, 2009 to August 31, 2012, we have incurred a loss of $265,366. Our cash and cash equivalent balances were $534 as of August 31, 2012. At August 31, 2012, we had a shareholders’ deficit of $131,116 and our total liabilities due to accounts payable, accrued interest, advances payable, notes payable and amounts due to related parties were $238,175.

On February 25, 2011, the Company issued an aggregate of 837,336 shares of its common stock at a price of $.01875 per share in satisfaction of accrued compensations owed to one current and one previous officer.

On June 16, 2011, the Company issued an aggregate 54,400,000 shares of its common stock at a price of $.00625 for a subscription receivable in an amount of $340,000, bearing 6% interest, due on Oct 31, 2011. As of August 14, 2012 the Company has received $75,800 from subscription receivable. On August 14, 2012, the Company entered into an agreement with SLC Air to not seek repayment of the purchase balance owed to it, and SLC Air agreed to return back 42,400,000 shares of the Company’s common stock.

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

We estimate that our “burn rate” is approximately $10,000 per month. Management has estimated the cost over the next six months to be (a) between $30,000 and $60,000 to continue to marketing and financing of post-production services to the entertainment industry, and (b) $10,000 to maintain our reporting status. Therefore our current cash on hand will not satisfy our cash requirements for the next six months and in the event that our revenues do not increase, our CEO and director, Mr. Dunn, will need to arrange additional financial commitments to our company, which is not guaranteed. Between October 13, 2009 and August 31, 2012, Mr. Dunn loaned the Company up $60,894 pursuant to an Agreement to Advance Funds between Empire and Mr. Dunn. These funds were used for fees and expenses related to this offering and to sustain our business over the period. Although Mr. Dunn may be willing to make some personal additional financial commitments, the total additional amount that he is willing to invest has not yet been determined.

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

As of August 31, 2012, we had a demand note payable to Mr. Dunn in an amount of $7,249. For the nine months ended August 31, 2012, the Company received additional loan of $13,150 and repaid Mr. Dunn $20,093. On May 21, 2011, the Company sold property and equipment for $12,000, which reduced the officer/shareholder loan. .

Operating Activities

The Company had $59,259 in net cash used in operating activities for the nine months ended August 31, 2012, which included $94,335 in net loss, which was decreased by an increase of $13,304 in accounts payable, $9,000 in accounts payable to shareholder, $11,000 in accounts payable to related party, and $1,771 in accrued interest. The Company had $33,296 in net cash used in operating activities for the nine months ended August 31, 2011, which included $43,603 in net loss, and $15,500 increase in accounts receivable, which amounts were offset by $2,568 in depreciation expense, $16,628 in accounts payable, $9,000 in accounts payable to shareholder, and $2,484 in accrued interest.

Financing Activities

Financing activities resulted in a net cash inflow of $182,641 from October 13, 2009 (date of inception) to August 31, 2012. For the nine months ended August 31, 2012 and 2011, financing activities resulted in a net inflow of $18,857 and $96,479, respectively.

Investing Activities

Investing activities resulted in a net outflow of $33,776 from October 13, 2009 (date of inception) to August 31, 2012. For the nine months ended August 31, 2012 and 2011, investing activities resulted in the net outflow of $10,162 and $14,842, respectively. The Company has capitalized all production costs for the Pilot of Journey Beyond, including interest.

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

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of August 31, 2012, our cash balance was $534. Our plan for satisfying our cash requirements for the next six months, estimated to be between $30,000 and $60,000, is through services-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate increased services-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Expected Purchase or Sale of Significant Equipment

None

Additional Disclosure of Outstanding Share Data

As of September 26, 2012, we had 207,837,336 shares of common stock issued and outstanding.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In August, 2012 the Company was served with a lawsuit filed in the Superior Court of the State of California, San Diego Central District (Case No. 37-2012-00101057-CU-NP-CTL) by an individual alleging violations of California laws restricting unsolicited commercial e-mail advertisers. The Company completely denies any involvement with the distribution unsolicited advertising materials and is vigorously defending the lawsuit. Management does not believe that this legal action will have any material effect on the business of the Company.

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

Date: October 5, 2012
/s/ Peter Dunn
Peter Dunn
Chief Executive Officer

