Form 10-Q
period 2018-08-31
Empire Post Media, Inc.
filed 2018-10-19
CIK 1478682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-55962

EMPIRE POST MEDIA, INC.

(Exact name of the small business issuer as specified in its charter)

NEVADA	27-1122308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21555 Burbank Blvd., Unit 45

Woodland Hills, CA 91367

(Address of principal executive offices)

(747) 242-1392

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at September 25, 2018, was 207,837,336.

2

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Form 10-Q. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated.

3

PART I.

Item 1. Financial Statements.

EMPIRE POST MEDIA, INC.

EMPIRE POST MEDIA, INC.

CONDENSED BALANCE SHEETS

	Un-audited	Restated
	August 31, 2018	November 30, 2017
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$22,468	$54,515
Accrued compensation officer	18,500	18,500
Judgment payable	-	40,981

TOTAL CURRENT LIABILITIES	40,968	113,996

COMMITMENTS AND CONTINGENCIES, note 2

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized, 207,837,336 shares issued and outstanding	39,105	39,105
Additional paid-in capital	116,145	95,145
Accumulated deficit	(196,218)	(248,246)

TOTAL SHAREHOLDERS’ DEFICIT	(40,968)	(113,996)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements

EMPIRE POST MEDIA, INC.

UN- AUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended August 31, 2018	Three Months Ended August 31, 2017	Nine Months Ended August 31, 2018	Nine Months Ended August 31, 2017

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	-	-	1,647	2,000

TOTAL OPERATING EXPENSES	-	-	1,647	2,000

OTHER INCOME
Gain on settlement of liabilities	-	-	53,675	-

TOTAL OTHER INCOME	-	-	53,675	-
	-
NET INCOME (LOSS) BEFORE PROVISION OF INCOME TAXES	-	-	52,028	(2,000)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$-	$-	$52,028	$(2,000)

Basic and diluted income (loss) per share	$-	$-	$0.00	$(0.00)

Weighted average shares outstanding (Basic and diluted)	207,837,336	207,837,336	207,837,336	207,837,336

See accompanying notes to the financial statements

EMPIRE POST MEDIA, INC.

UN- AUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended August 31, 2018	Nine Months Ended August 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$52,028	$(2,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on settlement of liabilities	(53,675)	-
Changes in liabilities - increase (decrease):
Accounts payable	225	500
Judgment payable	1,422	1,500

NET CASH PROVIDED BY OPERATING ACTIVITIES	-	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, beginning of year	-	-

CASH AND CASH EQUIVALENTS, end of year	$-	$-

SUPPLEMENTARY DISCLOSURES:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

NON-CASH FINANCING ACTIVITIES
Liabilities paid by shareholder	$21,000	$-

See accompanying notes to the financial statements

EMPIRE POST MEDIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2018

(UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Empire Post Media, Inc. (the “Company”) was founded in the State of Nevada on October 13, 2009 and has an office location in Woodland Hills, California. The Company was previously in the business of providing post production services to the movie and television industry. The Company ceased operations and has been inactive since 2012. The Company was a publicly-traded company listed on the OTC Bulletin Board (“pink-sheets”). The last filing that the Company made with the SEC was its Form 10-Q for the quarter ended August 31, 2012. Even though the Company has not made any further filings with the SEC since 2012, the Company has continued to have some minimal stock trading activity. The Company filed a Form 10 registration statement with the SEC, which was declared effective on September 10, 2018. The company is subject to the reporting requirements as set forth in the Securities Exchange Act of 1934, as amended.

The Company’s board is now considering merging with another entity that has viable operations. As such, the existing company is not going to continue as a going concern after any merger. These financial statements do not contain any adjustments that would be necessary should the Company not continue as a going concern. There is no assurance that the Company will be successful in negotiating or closing a merger or acquisition with an operating company.

The unaudited condensed financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission (SEC) rules for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The balance sheet information as of November 30, 2017 was derived from the audited financial statements which are included in this Form 10. These interim financial statements should be read in conjunction with that report.

Going Concern

The Company has not generated revenues and has recognized net operating losses since its inception. The Company also has a negative working capital and accumulated deficit at August 31, 2018. These factors among others raise substantial doubt about going concern. Furthermore, the as discussed above, the Company will not continue as a going concern in the event of a merger. The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s ability to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions. Management plans to raise additional shareholder contributions in order to fund its operations. However, there can be no assurance that the Company will be able to raise sufficient capital to continue with operations.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers cash equivalents to include cash and investments with an original maturity of three months or less.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with FASB ASC 740, Income Taxes. Under this standard, deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Deferred income tax assets are reduced by a valuation allowance when the Company is unable to make the determination that it is more likely than not that some portion or all of the deferred income tax asset will be realized. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the three and nine months ended August 31, 2018 and 2017. The company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and the IRS for tax years through 2012.

Deferred Taxes

As of August 31, 2018, total deferred income tax assets consist principally of net operating loss carry forwards in amounts still to be determined. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred income tax assets due to the uncertainty surrounding their ultimate realization. If not utilize, the net operating loss carryover is due to expire in 2030.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures Management uses its knowledge of its business in making estimates. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments

Carrying amounts reported in the balance sheet of accounts payable approximate fair value due to their short maturity.

Recently Issued Accounting Pronouncements

Management has assessed the recently issued accounting pronouncements and has determined that none of these pronouncements have an impact on the Company’s financial statements.

2.	COMMITMENTS AND CONTINGENCIES

Judgment Payable

On April 3, 2014 the Company had a judgment assessed against them for $30,000. The judgment incurred interest at 10% per year. At November 30, 2017, the balance on the judgment payable, including accrued interest, totaled $40,981. On May 22, 2018, the Company agreed to settle this judgment payable totaling $42,403, including accrued interest, for $15,000. The Company’s shareholder paid for this settlement directly, resulting in a contribution from shareholder during the nine months ended August 31, 2018.

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business. The Company was not a party to any specific legal actions or claims at August 31, 2018.

3.	RESTATEMENT

The balance sheet at November 30, 2017 has been restated to present liabilities that were previously erroneously considered forgiven.

The following table summarizes changes made to the balance sheet:

	Previously Reported		Restated
	November 30, 2017	Adjustments	November 30, 2017
ASSETS

TOTAL ASSETS	$-	$-	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$37,222	$17,293	$54,515
Accrued compensation officer	-	18,500	18,500
Judgment payable	40,981	-	40,981

TOTAL CURRENT LIABILITIES	78,203	35,793	113,996

COMMITMENTS AND CONTINGENCIES, note 2

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized, 207,837,336 shares issued and outstanding	39,105	-	39,105
Additional paid-in capital	95,145	-	95,145
Accumulated deficit	(212,453)	(35,793)	(248,246)

TOTAL SHAREHOLDERS’ DEFICIT	(78,203)	(35,793)	(113,996)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$-	$-	$-

4.	SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of the accompanying balance sheet through October 11, 2018, the date the financial statements are available to be issued. Other than the events set forth below, the Company did not identify any material subsequent events requiring adjustment to the accompanying financial statements.

In September 2018, the Company received forgiveness of debt letters from a related party in the amount of $18,500 and from a consultant in the amount of $17,293. As a result of the forgiveness of these debts, the Company had no outstanding liabilities as of September 30, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report Form 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Empire was incorporated in the State of Nevada on October 13, 2009. The Company was a development stage company engaged in the business of providing post production services to the movie and television industry and the production of reality shows. The post production services included both two-dimensional and three-dimensional formats and were offered on a collateralized-deferred basis to producers and owners of feature films; television movies, specials and series; short subjects and documentaries.

We ceased all business activities on January 1, 2013. Since that time we have been engaged in seeking to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. No potential merger candidate has been identified at this time.

We do not propose to restrict our search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. We have unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors. The selection of a business opportunity in which to participate is complex and risky. Additionally, we have only limited resources and may find it difficult to locate good opportunities. There can be no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our shareholders. We will select any potential business opportunity based on our management’s best business judgment.

Our activities are subject to several significant risks, which arise primarily as a result of the fact that we have no specific business, and may acquire or participate in a business opportunity based on the decision of management, which potentially could act without the consent, vote, or approval of our shareholders. The risks faced by us are further increased as a result of its lack of resources and our inability to provide a prospective business opportunity with significant capital.

The most likely target companies are those seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult.

The search for a target company will not be restricted to any specific kind of business entities, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, whether such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another corporation or entity. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will no longer be in control of the Company. In addition, it is likely that the officer and director of the Company will, as part of the terms of the business combination, resign and be replaced by one or more new officers and directors.

As of August 31, 2018 the Company had not generated revenues and had no income or cash flows from operations since it ceased operations in January 2013. Since October 19, 2009 (Inception) through August 31, 2018 the Company had sustained an accumulated deficit of $196,218.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company. Management will pay all expenses incurred by the Company until a change in control is affected. There is no expectation of repayment for such expenses.

4

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of August 31, 2018 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended August 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

5

PART II.

ITEM 1.	LEGAL PROCEEDINGS.

There are no legal proceedings against the Company and the Company is unaware of any proceedings contemplated against it.

Item 1A.	Risk Factors.

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to make the disclosure under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits.

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

6

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE POST MEDIA, INC.

Date: October 18, 2018	/s/ Peter Dunn
Peter Dunn, President and CEO (Principal Executive Officer)

Date: October 18, 2018	/s/ Peter Dunn
Peter Dunn, CFO (Principal Accounting Officer)

7

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

8