Form 10-K
period 2018-11-30
Empire Post Media, Inc.
filed 2019-02-28
CIK 1478682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2018

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-55962

EMPIRE POST MEDIA, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	27-1122308
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

21555 Burbank Blvd., Unit 45, Woodland Hills, CA 91367

(Address of principal executive offices) (Zip Code)

(818) 326-7676

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S−B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−K or any amendment to this Form 10−K. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Number of shares outstanding of each of the issuer’s classes of common stock on February 27, 2019: Common Stock: 195,837,336.

Transitional Small Business Disclosure Format: Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

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

Our Company

Empire Post Media, Inc. a Nevada corporation (“Empire”, the “Company, “we”, “us” or “our”) is a publicly quoted shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock.

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

Our History

Empire was incorporated in the State of Nevada on October 13, 2009. The Company was a development stage company engaged in the business of providing post production services to the movie and television industry and the production of reality shows. The post production services included both two-dimensional and three-dimensional formats and were offered on a collateralized-deferred basis to producers and owners of feature films; television movies, specials and series; short subjects and documentaries. The Company also produced a Reality TV pilot.

Revenue

We had no revenue for the year ended November 30, 2018 and no revenues for the year ended November 30, 2017.

General Business Plan

Our business plan to seek a merger has many uncertainties which pose risks to investors.

We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the “1934 Act”). We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources. We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. All of these activities have risk to investors including dilution and management.

We expect that the selection of a business opportunity will be complex. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, essentially no assets to provide the owners of business opportunities. However, we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our Board of Directors. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our director, professional advisors or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any, and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition Interest

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Upon consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our sole director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders, or sell his stock in us. Any such sale will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a merger or acquisition and is no longer considered an inactive company.

The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

While the actual terms of a transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called “tax-free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owner of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our stockholders would retain less than 20% of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity of our stockholders.

As part of our investigation, we expect to meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of both parties, and the management of the opportunity.

With respect to any merger or acquisition, and depending upon, among other things, the target company’s assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with assets and expectations of growth. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written business agreements. Although the terms of such agreements cannot be predicted, generally we anticipate that such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing; (iv) outline the manner of bearing costs, including costs associated with the Company’s attorneys and accountants; (v) set forth remedies on defaults; and (vi) include miscellaneous other terms.

As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance within the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by that business to be acquired, the definitive closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the definitive closing documents will also contain a provision providing for reimbursement for our costs associated with the proposed transaction.

Competition

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Investment Company Act 1940

Although we will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, we believe we will not be subject to regulation under the Investment Company Act of 1940 (the “1940 Act”) insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in us holding passive investment interests in a number of entities, we could be subject to regulation under the 1940 Act. In such event, we would be required to register as an investment company and incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the 1940 Act and, consequently, any violation of the 1940 Act would subject us to material adverse consequences. We believe that, currently, we are exempt under Regulation 3a-2 of the 1940 Act.

Intellectual Property

We own no intellectual property.

Employees

We presently have no full time executive, operational or clerical staff.

Mr. Dunn has been a director and officer of the Company since 2009 and the sole director and sole part-time-officer of the Company since January 1, 2013.

Factors Effecting Future Performance

Rather than an operating business, our goal is to obtain debt and/or equity financing to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

Although there is no assurance that this series of events will be successfully completed, we believe we can successfully complete an acquisition or merger which will enable us to continue as a going concern. Any acquisition or merger will most likely be dilutive to our existing stockholders.

The factors affecting our future performance are listed and explained below under the section “Risk Factors” below:

Jumpstart Our Business Startups Act

The disclosure contained below, discusses generally the terms of the “Jumpstart Our Business Startups Act”. Currently the Company is without operations or revenues and as such does not anticipate that it will effect certain of the transactions covered by such Act until, if at all, the time a change in control of the Company is affected. Until at such time the Company effects a change in control it does not anticipate that it will benefit from the exemptions from certain financial disclosure required in a registration statement as well as the simplification of the sale of securities and the relaxation of general solicitation for Rule 506 offerings.

In April, 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was enacted into law. The JOBS Act provides, among other things:

Exemptions for emerging growth companies from certain financial disclosure and governance requirements for up to five years and provides a new form of financing to small companies;

Amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Securities Exchange Act of 1934;

Relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings;

Adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million; and

Exemption from registration by a non-reporting company offers and sales of securities of up to $1,000,000 that comply with rules to be adopted by the SEC pursuant to Section 4(6) of the Securities Act and such sales are exempt from state law registration, documentation or offering requirements.

In general, under the JOBS Act a company is an emerging growth company if its initial public offering (“IPO”) of common equity securities was affected after December 8, 2011 and the company had less than $1 billion of total annual gross revenues during its last completed fiscal year. A company will no longer qualify as an emerging growth company after the earliest of

(i) the completion of the fiscal year in which the company has total annual gross revenues of $1 billion or more,

(ii) the completion of the fiscal year of the fifth anniversary of the company’s IPO;

(iii) the company’s issuance of more than $1 billion in nonconvertible debt in the prior three-year period, or

(iv) the company becoming a “larger accelerated filer” as defined under the Securities Exchange Act of 1934.

The Company meets the definition of an emerging growth company and will be affected by some of the changes provided in the JOBS Act and certain of the new exemptions. The JOBS Act provides additional new guidelines and exemptions for non-reporting companies and for non-public offerings. Those exemptions that impact the Company are discussed below.

Financial Disclosure. The financial disclosure in a registration statement filed by an emerging growth company pursuant to the Securities Act of 1933 will differ from registration statements filed by other companies as follows:

(i) audited financial statements required for only two fiscal years;

(ii) selected financial data required for only the fiscal years that were audited;

(iii) executive compensation only needs to be presented in the limited format now required for smaller reporting companies. (A smaller reporting company is one with a public float of less than $75 million as of the last day of its most recently completed second fiscal quarter)

However, the requirements for financial disclosure provided by Regulation S-K promulgated by the Rules and Regulations of the SEC already provide certain of these exemptions for smaller reporting companies. The Company is a smaller reporting company. Currently a smaller reporting company is not required to file as part of its registration statement selected financial data and only needs audited financial statements for its two most current fiscal years and no tabular disclosure of contractual obligations.

The JOBS Act also exempts the Company’s independent registered public accounting firm from complying with any rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) after the date of the JOBS Act’s enactment, except as otherwise required by SEC rule.

The JOBS Act also exempts an emerging growth company from any requirement adopted by the PCAOB for mandatory rotation of the Company’s accounting firm or for a supplemental auditor report about the audit.

Internal Control Attestation. The JOBS Act also provides an exemption from the requirement of the Company’s independent registered public accounting firm to file a report on the Company’s internal control over financial reporting, although management of the Company is still required to file its report on the adequacy of the Company’s internal control over financial reporting.

Section 102(a) of the JOBS Act goes on to exempt emerging growth companies from the requirements in 1934 Act Section 14A(e) for companies with a class of securities registered under the 1934 Act to hold shareholder votes for executive compensation and golden parachutes.

Other Items of the JOBS Act. The JOBS Act also provides that an emerging growth company can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The Act also permits research reports by a broker or dealer about an emerging growth company regardless if such report provides sufficient information for an investment decision. In addition the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of a research reports on the emerging growth company IPO.

Section 106 of the JOBS Act permits emerging growth companies to submit 1933 Act registration statements on a confidential basis provided that the registration statement and all amendments are publicly filed at least 21 days before the issuer conducts any road show. This is intended to allow the emerging growth company to explore the IPO option without disclosing to the market the fact that it is seeking to go public or disclosing the information contained in its registration statement until the company is ready to conduct a road show.

Election to Opt Out of Transition Period. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a 1933 Act registration statement declared effective or do not have a class of securities registered under the 1934 Act) are required to comply with the new or revised financial accounting standard.

The JOBS Act provides a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of the transition period.

Item 1A.	Risk Factors

An investment in our securities is highly speculative and subject to numerous and substantial risks. Readers are encouraged to review these risks carefully before making any investment decision.

RISKS RELATED TO OUR SECURITIES

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION AND DILUTION TO STOCKHOLDERS

Our primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in us issuing securities to stockholders of such private company. The issuance of previously authorized and unissued shares of our common stock would result in reduction in percentage of shares owned by present and prospective stockholders and may result in a change in control or management. In addition, any merger or acquisition can be expected to have a significant dilutive effect on the percentage of the shares held our stockholders.

THE REGULATION OF PENNY STOCKS BY SEC AND NASD MAY HAVE AN EFFECT ON THE TRADABILITY OF OUR SECURITIES.

Our securities are currently listed on the Pink Sheets and we are currently seeking to have them listed on the over the counter bulletin board. Our shares are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000).

For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks.” Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of Shares to sell our securities in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

The shares of our common stock may be thinly-traded on the Pink Sheets, meaning that the number of persons interested in purchasing our shares of common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price.

OUR STOCK WILL IN ALL LIKELIHOOD BE THINLY TRADED AND AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

We cannot give you any assurance that a broader or more active public trading market for our shares of Common Stock will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares of common stock at or near ask prices or at all if you need money or otherwise desire to liquidate your shares of common stock of our Company.

THE COMPANY IS A SHELL COMPANY AND AS SUCH SHAREHOLDERS CANNOT RELY ON THE PROVISIONS OF RULE 144 FOR RESALE OF THEIR SHARES UNTIL CERTYAIN CONDITIONS ARE MET.

The Company is a shell company as defined under Rule 405 of the Securities Act of 1933 as a registrant that has no or nominal operations and either no or nominal assets, or assets consisting only of cash or cash equivalents and/or other nominal assets. As securities issued by a shell company, the securities issued by the Company can only be resold by filing a registration statement for those shares or utilizing the provisions of Rule 144 once certain conditions are met, to wit: (i) the Company has ceased to be a shell company (ii) the Company is subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, (iii) the Company has filed all required reports under the Exchange Act of the preceding 12 months and (iv) one year has elapsed since the Company filed “Form 10” information.

Thus, a shareholder of the Company will not be able to sell its shares until such time as a registration statement for those shares is filed or the Company has ceased to be a shell company either by effecting a business combination or by developmental growth, the Company has remained current on its Exchange Act filings for 12 months and the Company has filed the information as would be required by a “Form 10” filing (e.g. audited financial statements, management information and compensation, shareholder information, etc.)

THE PRICE OF OUR COMMON STOCK COULD BE HIGHLY VOLATILE

Our intention is for our shares of common stock to continue to be listed on the OTCMarkets. There is a limited market for our stock.. It may be subject to volatility, low volumes of trades and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup their investment. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. No assurance can be given that an active market in our common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

LOSS OF CONTROL BY OUR PRESENT MANAGEMENT AND STOCKHOLDERS MAY OCCUR UPON ISSUANCE OF ADDITIONAL SHARES.

We may issue further Shares as consideration for the cash or assets or services out of our authorized but unissued Common Stock that would, upon issuance, represent a majority of our voting power and equity. The result of such an issuance would be those new stockholders and management would control us, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of us by our current Shareholders.

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

WE MAY BE UNSUCCESSFUL IN FINDING A MERGER THAT CAN BE ACCOMPLISHED WITH POSITIVE LONG-TERM RESULTS

The business of selecting and entering into a merger is fraught with all kinds of issues. For instance, the business may need capital that is never achieved, the management is not capable of carrying the business forward successfully, the business plan is ill conceived, and not executed, or competitive factors cause business failure. There are many other factors in addition to these, as may have been discussed above in “Risk Factors” which could cause our company to fail and the investor’s capital will be at risk.

Risks Related to our Company

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

As of November 30, 2018, we had an accumulated deficit in excess of $173,750 and a stockholders’ equity of $100.

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the year ended November 30, 2017, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

OUR EXISTING FINANCIAL RESOURCES ARE INSUFFICIENT TO MEET OUR ONGOING OPERATING EXPENSES

We have no sources of income at this time and no existing cash balances to meet our ongoing operating expenses. In the short term, unless we are able to raise additional debt and/or equity we shall be unable to meet our ongoing operating expenses. On a longer-term basis, we intend to raise the debt and/or equity to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

WE BELIEVE THAT OUR EXISTING LIABILITIES OUTSTANDING DO TO THE AGE OF SUCH LIASBILITES HAVE BECOME STATUTE BARRED

Effective November 30, 2018, we believe that all of our liabilities that have not been settled or forgiven became statute barred under State law.

Pursuant to Section 337 of the California Code of Civil Procedure debts based on verbal or written agreements have statutes of limitation of four, respectively. Once a debt passes beyond the statute of limitations, a debt collect5or no longer has the right to sue for payment of his/her debt. Any debt collector who threatens to sue the Company over a debt that is beyond the statute of limitations would be in violation of the Fair Debt Collection Practices Act.

If one or both of the former creditors disagree that our liabilities owed to them are no longer outstanding because they have become statute barred and if they were successful in their challenge that our liabilities to them are no longer outstanding because they have become statute barred, we do not have the funds available to settle these liabilities. If these former liabilities were held to be valid and outstanding it is unlikely that we would be able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

WE INTEND TO PURSUE THE ACQUISITION OF AN OPERATING BUSINESS

Our sole strategy is to acquire an operating business. Successful implementation of this strategy depends on our ability to identify a suitable acquisition candidate, acquire such company on acceptable terms and integrate its operations. In pursuing acquisition opportunities, we compete with other companies with similar strategies. Competition for acquisition targets may result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions involve a number of other risks, including risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense, diversion of management attention, potential disputes with the seller of one or more acquired entities and possible failure to retain key acquired personnel. Any acquired entity or assets may not perform relative to our expectations. Our ability to meet these challenges has not been established.

SCARCITY OF, AND COMPETITION FOR, BUSINESS OPPORTUNITIES AND COMBINATIONS

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

WE HAVE NOT EXECUTED ANY FORMAL AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION AND HAVE ESTABLISHED NO STANDARDS FOR BUSINESS COMBINATIONS

We have not executed any formal arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. We have not identified any particular industry or specific business within an industry for evaluation. There is no assurance we will be able to negotiate a business combination on terms favorable, if at all. We have not established a specific length of operating history or specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

WE MAY BE NEGATIVELY AFFECTED BY ADVERSE GENERAL ECONOMIC CONDITIONS

Current conditions in domestic and global economies are extremely uncertain. Adverse changes may occur as a result of softening global economies, wavering consumer confidence caused by the threat of terrorism and war, and other factors capable of affecting economic conditions. Such changes could have a material adverse effect on our business, financial condition, and results of operations.

BECAUSE OUR PRINCIPAL SHAREHOLDER CONTROLS OUR ACTIVITIES, HE MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO HIMSELF AND NOT TO OTHER SHAREHOLDERS WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY

Our principal shareholder owns approximately 61% of our outstanding common stock. As a result, he effectively controls all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO US .

Certain conflicts of interest may exist between our sole director and us. Our sole Director has other business interests to which he devotes his attention, and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us.

WE MAY DEPEND UPON OUTSIDE ADVISORS; WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

THE COMPANY’S ELECTION NOT TO OPT OUT OF JOBS ACT EXTENDED ACCOUNTIMG TRANSITION PERIOD MAY NOT MAKE ITS FINANCIAL STATEMENTS EASILY COMPARABLE TO OTHER COMPANIES.

Pursuant to the JOBS Act of 2012, as an emerging growth company the Company can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the standard for the private company. This may make comparison of the Company’s financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

Item 2.	Description of Property.

We do not own or lease any properties. The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses an office provided by Mr. Dunn, the Company’s President and CEO, at no cost to the Company. Mr. Dunn has agreed to continue this arrangement until the Company completes an acquisition or merger. We presently do not own any equipment, and do not intend to purchase or lease any equipment prior to or upon completion of a business combination.

Item 3.	Legal Proceedings.

Neither we nor any of our officers, directors or holders of five percent or more of its common stock is a party to any pending legal proceedings and to the best of our knowledge, no such proceedings by or against us or our officers, or directors or holders of five percent or more of its common stock have been threatened or is pending against us.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Shares of our common stock trade in the pink sheets market and quotations for the common stock are listed in the “Pink Sheets” produced by the OTC Markets under the symbol “EMPM”.

The following table sets forth for the respective periods indicated the prices of our common stock in this market as reported and summarized by the National Quotation Bureau. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions. During the fiscal years ended November 30, 2018 and 2017 and for the first three months ended February 26, 2019 the Company’s common stock had a trading history as follows:

	High	Low
Fiscal Year 2019

December 1, 2018 thru February 26, 2019	.011	.0063

Fiscal Year 2018:

February 28, 2018	$.002	$.0003
May 31, 2018	$.005	$.003
August , 2018	.028	.0075
November 30, 2018	.0157	.0076

Fiscal Year 2017:

February 28, 2017	$.001	$.0003
May 31, 2017	$.0015	$.001
August 31, 2017	$.002	$.0003
November 30, 2017	$.002	$.0003

Fiscal Year 2016:

February 29, 2016	$.001	$.001
May 31, 2016	$.001	$.001
August 31, 2016	$.001	$.0003
November 30, 2016	$.001	$.0003

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

Common Stock Currently Outstanding

As of February 26, 2019, 195,837,336 shares of the Company common stock outstanding of which 132,260,669 were restricted common stock, which are eligible for resale pursuant to Rule 144 of the Securities Act. We have no plans or commitments to register such shares in the future.

Record Holders

There were 25 holders of record as of February 26, 2019; however, we believe the number of beneficial holders of our shares of common stock to be approximately 350. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Transfer Agent

Our transfer agent is Signature Stock Transfer, Inc. 14673 Midway Road, Suite 220, Addison, Texas 75001. Their telephone number is (972 612-4120.

Dividend Policy

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our board of directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws, any future preferred stock instruments, and any future credit arrangements may then impose

Reports to Stockholders

We are currently subject to the information and reporting requirements under Section 12g) of the Securities Act of 1934 and will continue to file periodic reports, and other information with the SEC. We intend to send annual reports to our stockholders containing audited consolidated financial statements.

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

This 10−K contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements” in Item 1 above.

Plan of Operations

Our plan of operations is to raise debt and/or equity to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that we will successfully complete this series of transactions. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

At this time, we have no cash on hand or committed resources of debt or equity to fund these losses and will reliant, potentially, on advances from our principal shareholder or our directors and officers. There can be no guarantee that we will be able to obtain sufficient funding these sources.

RESULTS OF OPERATIONS FOR THE TWELVE MONTH PERIOD ENDED NOVEMBER 30, 2018 COMPARED TO THE TWELVE MONTH PERIOD ENDED NOVEMBER 30, 2017

Revenue

We recognized no revenue during the twelve months ended November 30, 2018 and 2017. We currently have no business from which to generate revenues.

Cost of Revenue

We recognized no cost of revenue during the twelve months ended November 30, 2018 and 2017.

General and Administrative Expenses

During the twelve months ended November 30, 2018, we incurred $1,647 in general and administrative expenses compared to $4,975 during the twelve months ended November 30, 2017. The general and administrative expenses incurred during the twelve months ended November 30, 2018 related to audit and review fees, accounting fees, EDGAR filing fees, tax return preparation fees, share transfer fees and other general office expenses. The decrease in these expenses to the Company for the twelve months ended November 30, 2018 was insignificant.

Operating Loss

During the twelve months ended November 30, 2018, we incurred an operating income of $74,143 compared to an operating loss of $4,975 for the twelve months ended November 30, 2017, an increase of $69,521 due to a gain on the settlement of liabilities.

Interest and Other Income / (Expenses) Net

During the twelve months ended November 30, 2018 we recognized a gain on settlement of liabilities totaling $76143. There was no such gain in 2017.

Gain before Income Tax

During the twelve months ended November 30, 2018, we incurred a gain before taxes of $74,496 compared to a loss before taxes of $4,975 for the twelve months ended November 30, 2017, an increase of $69,521 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded in either the twelve months ended November 30, 2018 or 2017, as we have incurred taxable losses in previous periods greater than the gains in 2018.

CASH FLOW FOR THE TWELVE MONTHS ENDED NOVEMBER 30, 2018 COMPARED TO THE TWELVE MONTHS ENDED NOVEMBER 30, 2017

At November 30, 2018, we did had cash or cash equivalents of $100, no assets, no operating business or other source of income and outstanding liabilities and a stockholders’ equity of $100.

Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses.

It is our current intention to seek to raise debt and/or equity financing to meet ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the year ended November 30, 2018, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We are now focused raising debt and/or equity financing to meet ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

Investing Activities

We neither generated nor used funds in investing activities during the twelve months ended November 30, 2018 and 2017.

Financing Activities

We generated funds in financing activities during the twelve months ended November 30, 2018 for capital contribution totaling $100.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan of seeking a combination with a private operating company. In addition, we are dependent upon our controlling shareholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

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

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

NOTICE

NO REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Pursuant to “Chapter 17 CFR, Section 210.3-11-Financial Statements of an Inactive Registrant” (“Section 210.3-11”), for purposes of filing reports with the SEC required by the Securities Exchange Act of 1934, the Registrant may include unaudited financial statements in such reports. The Registrant meets all of the criteria set forth in Section 210.3-11 and therefore the financial statements for the year ended November 30, 2018 are all unaudited.

F-1

EMPIRE POST MEDIA, INC.

BALANCE SHEETS

NOVEMBER 30, 2018 AND 2017

	(Un-audited)	(Un-Audited)
	November 30, 2018	November 30, 2017
ASSETS
CURRENT ASSETS
Cash	100	-

TOTAL CURRENT ASSETS	100	-

TOTAL ASSETS	$100	$-

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$54,515
Accrued compensation officer		18,500
Judgment payable	-	40,981

TOTAL CURRENT LIABILITIES	-	113,996

COMMITMENTS AND CONTINGENCIES, note 2

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized, 195,837,336 and 207,837,336 shares issued and outstanding	39,105	39,105
Additional paid-in capital	134,745	95,145
Accumulated deficit	(173,750)	(248,246)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	100	(113,996)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$100	$-

No assurance provided

F-2

EMPIRE POST MEDIA, INC.

UN-AUDITED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED NOVEMBER 30, 2018 AND 2017

	Year Ended November 30, 2018	Year Ended November 30, 2017

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	1,647	4,975

TOTAL OPERATING EXPENSES	1,647	4,975

OTHER INCOME
Gain on settlement of liabilities	76,143	-

NET INCOME (LOSS) BEFORE PROVISION OF INCOME TAXES	74,496	(4,975)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$74,496	$(4,975)

Basic and diluted income (loss) per share	$0.00	$(0.00)

Weighted average shares outstanding (Basic and diluted)	206,686,651	207,837,336

No assurance provided

F-3

EMPIRE POST MEDIA, INC.

UN-AUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED NOVEMBER 30, 2018 AND 2017

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, December 1, 2016	207,837,336	$39,105	$95,145	$(243,271)	$(109,021)

Net Loss	-	-	-	(4,975)	(4,975)

Balance, November 30, 2017	207,837,336	39,105	95,145	(248,246)	(113,996)

Net Income	-	-	-	74,496	74,496

Shareholder payments to company creditors			21,000		21,000

Forgiveness of accrued compensation to shareholder			18,500		18,500

Capital contribution			100		100

Cancellation of shares	(12,000,000)	-	-	-	-

Balance, November 30, 2018	195,837,336	$39,105	$134,745	$(173,750)	$100

No assurance provided

F-4

EMPIRE POST MEDIA, INC.

UN-AUDITED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2018 AND 2017

	Year Ended November 30, 2018	Year Ended November 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$74,496	$(4,975)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on settlement of liabilities	(76,143)	-
Changes in liabilities - increase (decrease):
Accounts payable	225	1,975
Judgment payable	1,422	3,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	100	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	100	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	100	-

CASH AND CASH EQUIVALENTS, beginning of year	-	-

CASH AND CASH EQUIVALENTS, end of year	$100	$-

SUPPLEMENTARY DISCLOSURES:
Liabilities paid by shareholder	$21,000	$-
Forgiveness of accrued compensation to shareholder	$18,500	$-
Income taxes paid in cash	$-	$-

No assurance provided

F-5

EMPIRE POST MEDIA, INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2018

(UNAUDITED) – no assurance provided

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

Going Concern

The Company has not generated revenues and has recognized net operating losses since its inception. The Company also has a negative working capital and accumulated deficit at November 30, 2018. These factors among others raise substantial doubt about going concern. Furthermore, the as discussed above, the Company will not continue as a going concern in the event of a merger. The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s ability to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions. Management plans to raise additional shareholder contributions in order to fund its operations. However, there can be no assurance that the Company will be able to raise sufficient capital to continue with operations.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers cash equivalents to include cash and investments with an original maturity of three months or less.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with FASB ASC 740, Income Taxes. Under this standard, deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Deferred income tax assets are reduced by a valuation allowance when the Company is unable to make the determination that it is more likely than not that some portion or all of the deferred income tax asset will be realized. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended November 30, 2018 and 2017. The company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and the IRS for tax years through 2018.

Deferred Taxes

As of November 30, 2018, total deferred income tax assets consist principally of net operating loss carry forwards in amounts still to be determined. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred income tax assets due to the uncertainty surrounding their ultimate realization. If not utilize, the net operating loss carryover is due to expire in 2030.

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

F-6

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

2.	COMMITMENTS AND CONTINGENCIES AND RELATED PARTIES

Judgment Payable

On April 3, 2014 the Company had a judgment assessed against them for $30,000. The judgment incurred interest at 10% per year. At November 30, 2017, the balance on the judgment payable, including accrued interest, totaled $40,981. On May 22, 2018, the Company agreed to settle this judgment payable totaling $42,403, including accrued interest, for $15,000. The Company’s shareholder paid for this settlement directly, resulting in a contribution from shareholder during the year ended November 30, 2018.

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business. The Company was not a party to any specific legal actions or claims at November 30, 2018.

Forgiveness of Debt

During the year, the majority shareholders paid $21,000 on behalf of the Company in order to settle liabilities. The majority shareholders also forgave his accrued compensation totaling $18,500, which is recorded as a capital contribution.

F-7

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of November 30, 2018 and 2017 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended November 30, 2018 and 2017.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended November 30, 2018. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. The Company does not have adequate segregation of duties in the handling of their financial reporting. This is caused by a very limited number of personnel.

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

Changes in Internal Control Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended November 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons of the Company

Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of September 30, 2017:

Name	Age	Position	Since
Peter Dunn	78	Director, President, Chief Executive Officer and Chief Financial Officer	October ,2009

Peter Dunn. Mr. Dunn has over 45 years of entrepreneurial experience as an owner and manager in the entertainment, technology, energy and corporate financial services industries. Peter began his business career as an entry level investment banker under the tutelage of Robert Branch in 1967 and provided the investment banking services for Serra Trading Corporation, Beverly Hills Film Company and Contemporary Environments, Inc. In 1972, he founded Western Corporate Services, Inc. (DBA - US Stock Transfer Corporation) and was it first President. Peter was instrumental in the early development of USSTC and remained an owner, officer and director until 2007 when USSTC, then the third largest independent stock transfer agency in the United States was sold to Computershare, LTD, the largest share registry in the world. From 2001 to 2008, Peter was a partner in Norris Capital Partners, Inc., a private management firm, specializing in investments in the Energy field. In 2009, Peter founded Empire Post Media, Inc., a TV reality production company. Peter is currently in semi-retirement and providing consulting services in the entertainment industry. Mr. Dunn did his undergraduate work at Clarkson College of Technology (now Clarkson University) and his graduate work at UCLA. He is married with two children.

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

Indemnification of Executive Officers and Directors

Our articles provide to the fullest extent permitted by Nevada law, that our directors or officers shall not be personally liable to the Company or our stockholders for damages for breach of such director’s or officers fiduciary duty. The effect of this provision of our articles is to eliminate our rights and the rights of our stockholders (through stockholders’ derivative suits on behalf of the Company) to recover damages against a director or officer for breach of the fiduciary duty of care as a director or officer (including breaches resulting from negligent or grossly negligent behavior), except under certain situations defined by statute. We believe that the indemnification provisions in our articles are necessary to attract and retain qualified persons as directors and officers.

Nevada corporate law provides that a corporation may indemnify a director, officer, employee or agent made a party to an action by reason of that fact that he was a director, officer employee or agent of the corporation or was serving at the request of the corporation against expenses actually and reasonably incurred by him in connection with such action if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the corporation and with respect to any criminal action, had no reasonable cause to believe his conduct was unlawful.

Item 11.	Executive Compensation

During the years ended November 30, 2018 and 2017, Mr. Peter Dunn was our sole director and officer.

Executive compensation during the years ended November 30, 2018 and 2017 was as follows:

NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	STOCK AWARDS	OPTIONS AWARDS ($)	NONQUALIFIED DEFERRED COMPENS- ATION ($)	ALL OTHER COMP	TOTAL
Peter Dunn, Director, President,	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Executive Officer, Chief Financial Officer	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

The following table sets forth as of January 31, 2019 the number and percentage of the outstanding shares of common stock, which, according to the information available to us, were beneficially owned by:

(i)	each person who is currently a director,

(ii)	each executive officer,

(iii)	all current directors and executive officers as a group, and

(iv)	each person who is known by us to own beneficially more than 5% of our outstanding common stock.

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Common Shares	Percent of Class
Peter Dunn, sole officer and director (1)	127,505,000	65.11%
All executive officers, beneficial owners, and directors as a group (1)	127,505,000	65.11%

(1)	c/o 21555 Burbank blvd., Unit 45, Woodland Hills, Ca 91367

As of the date of this filing and since October 2012, there have been no issuances of any class of stock, warrants or any other security.

Item 13.	Certain Relationships and Related Transactions

Employee Benefit Plans

We have no employee benefit plans or stock option plans.

Item 14.	Principal Accountant Fees and Services.

During the fiscal years ended November 30, 2018 and 2017, all costs and fees for accounting services were paid directly by the sole officer and director of the Company. Pursuant to Title 17 CFR 210.3-11, there was no audit required for the years ended November 30, 2018 or 17.

Pre-Approval Policy

Our Board as a whole pre-approved all services provided by accountanrs, for any non-audit or non-audit related services and the Board must conclude that such services are compatible with their independence as our auditors.

PART IV

Item 15.	Exhibits.

EXHIBITS:

Exhibit Number	Description of Exhibits
3.1 (1)	Articles of Incorporation
3.2 (1)	Bylaws
31.1*	Certification of CEO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith
(1)	These exhibits have been previously filed with Registrant’s S-1 Registration Statement filed December 16, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th of February, 2019.

EMPIRE POST MEDIA, INC.

By:	/s/ PETER DUNN
Peter Dunn, President
(Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Peter Dunn	Dated: February 28, 2019
Peter Dunn
President (Principal Executive Officer) and Director

/s/ Peter Dunn	Dated: February 28, 2019
Peter Dunn
Secretary, Chief Financial Officer (Principal Financial and Accounting Officer) and Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1 (1)	Articles of Incorporation
3.2 (1)	Bylaws
31.1*	Certification of CEO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith
(1)	These exhibits have been previously filed with Registrant’s S-1 Registration Statement filed December 16, 2009

