Form 10-Q
period 2019-02-28
Empire Post Media, Inc.
filed 2019-04-22
CIK 1478682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2019

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

(818) 326-7676

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at April 19, 2019 was 195,837,336.

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

3

PART I.

Item 1. Financial Statements.

Pursuant to “Chapter 17 CFR, Section 210.3-11-Financial Statements of an Inactive Registrant” (“Section 210.3-11”), This Quarterly Filing Of The Financial Statements of the Company Were Not Reviewed by the Company’s Independent Auditors

EMPIRE POST MEDIA, INC.

EMPIRE POST MEDIA, INC.

CONDENSED BALANCE SHEETS

	Un-audited	Un-audited
	February 28, 2019	November 30, 2018
ASSETS

TOTAL ASSETS	$100	$100

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$-	$-
Accrued compensation officer	-	-
Judgment payable	-	-

TOTAL CURRENT LIABILITIES	-	-

COMMITMENTS AND CONTINGENCIES, note 2

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding
Common stock, $0.001 par value, 400,000,000 shares authorized, 195,837,336 shares issued and outstanding	39,105	39,105
Additional paid-in capital	134,745	134,745
Accumulated deficit	(173,750)	(173,750)

TOTAL SHAREHOLDERS’ DEFICIT	100	100

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$100	$100

See accompanying notes to the financial statements

EMPIRE POST MEDIA, INC.

UN- AUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended February 28, 2019	Three Months Ended February 28, 2018

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	-	750

TOTAL OPERATING EXPENSES	-	750

OTHER INCOME
Gain on settlement of liabilities	-	-

TOTAL OTHER INCOME	-	-

NET INCOME (LOSS) BEFORE PROVISION OF INCOME TAXES	-	-

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$-	$(750)

Basic and diluted income (loss) per share	$0	$0

Weighted average shares outstanding (Basic and diluted)	195,837,336	207,837,336

See accompanying notes to the financial statements

EMPIRE POST MEDIA, INC.

UN- AUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended February 28, 2019	Three Months Ended February 28, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$0	$(750)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on settlement of liabilities
Changes in liabilities - increase (decrease):
Accounts payable
Judgment payable		750

NET CASH PROVIDED BY OPERATING ACTIVITIES	-	0

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, beginning of year	100	0

CASH AND CASH EQUIVALENTS, end of year	$100	$0

SUPPLEMENTARY DISCLOSURES:
Interest paid in cash	$0	$0
Income taxes paid in cash	$0	$0

NON-CASH FINANCING ACTIVITIES
Liabilities paid by shareholder	$0	$0

See accompanying notes to the financial statements

EMPIRE POST MEDIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

February 28, 2019

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

Income Taxes

The Company accounts for income taxes under the liability method in accordance with FASB ASC 740, Income Taxes . Under this standard, deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Deferred income tax assets are reduced by a valuation allowance when the Company is unable to make the determination that it is more likely than not that some portion or all of the deferred income tax asset will be realized. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the three months ended February 28, 2019 and 2018. The company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and the IRS for tax years through 2012.

Deferred Taxes

As of February 28, 2019, total deferred income tax assets consist principally of net operating loss carry forwards in amounts still to be determined. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred income tax assets due to the uncertainty surrounding their ultimate realization. If not utilize, the net operating loss carryover is due to expire in 2030.

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

Judgment Payable

On April 3, 2014 the Company had a judgment assessed against them for $30,000. The judgment incurred interest at 10% per year. At November 30, 2017, the balance on the judgment payable, including accrued interest, totaled $40,981. On May 22, 2018, the Company agreed to settle this judgment payable totaling $42,403, including accrued interest, for $15,000. The Company’s shareholder paid for this settlement directly, resulting in a contribution from shareholder in May 2018.

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business. The Company was not a party to any specific legal actions or claims at February 28, 2019

3.	SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of the accompanying balance sheet through February 28, 2019, the date the financial statements are available to be issued. Other than the events set forth below, the Company did not identify any material subsequent events requiring adjustment to the accompanying financial statements.

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

As of February 28, 2019 the Company had not generated revenues and had no income or cash flows from operations since it ceased operations in January 2013. Since October 19, 2009 (Inception) through February 28, 2019 the Company had sustained an accumulated deficit of $173,750.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of February 28, 2019 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended February 28, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EMPIRE POST MEDIA, INC.

Date: April 22, 2019	/s/ Peter Dunn
Peter Dunn, President and CEO (Principal Executive Officer)

Date: April 22, 2019	/s/ Peter Dunn
Peter Dunn, CFO (Principal Accounting Officer)

7

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

8