Form 10-Q
period 2019-05-31
Empire Post Media, Inc.
filed 2019-07-22
CIK 1478682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2019

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

2629 Regatta Dr, Suite 102

Las Vegas, NV 89128

(Address of principal executive offices)

(310) 472-5138

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X ] No [  ]

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at July 22, 2019 was 195,837,336.

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

EMPIRE POST MEDIA, INC.

F - 1

EMPIRE POST MEDIA, INC.

CONDENSED BALANCE SHEETS

	Un-audited
	31-May-19	30-Nov-18
ASSETS

TOTAL ASSETS	$-	$100

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	4,920	-
Accrued compensation officer	-	-
Judgment payable	-	-

TOTAL CURRENT LIABILITIES	$4,920	$-

COMMITMENTS AND CONTINGENCIES, note 2

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized, 195,837,336 shares issued and outstanding	195,837	195,837
Additional paid-in capital	3,648	3,648
Accumulated deficit	(199,486)	(199,386)

TOTAL SHAREHOLDERS’ DEFICIT	$-	$100

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$-	$100

See accompanying notes to the financial statements

F - 2

EMPIRE POST MEDIA, INC.

UN- AUDITED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	31-May-19	31-May-19	31-May-18	31-May-18

REVENUES	-	-	-	-

OPERATING EXPENSES
General and administrative	5,020	100	1,647	2,000

TOTAL OPERATING EXPENSES	$(5,020)	$(100)	$(1,647)	$(2,000)

OTHER INCOME
Gain on settlement of liabilities	-		53,675	53,675

TOTAL OTHER INCOME	$-	$-	$53,675	$53,675

NET INCOME (LOSS) BEFORE PROVISION OF INCOME TAXES	$(5,020)	$(100)	$52,028	$51,675

PROVISION FOR INCOME TAXES	-		-

NET INCOME (LOSS)	$(5,020)	$(100)	$52,028	$51,675

Basic and diluted income (loss) per share	0.00	0.00	0.00	0.00

Weighted average shares outstanding (Basic and diluted)	195,837,336	207,837,336	195,837,336	207,837,336

See accompanying notes to the financial statements

F - 3

EMPIRE POST MEDIA, INC.

UN- AUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	31-May-19	31-May-18
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,020)	$52,028
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on settlement of liabilities	-	(53,675)
Changes in liabilities - increase (decrease):
Accounts payable	4,920	225
Judgment payable	-	1,422

NET CASH PROVIDED BY OPERATING ACTIVITIES	(100)	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, beginning of year	100	-

CASH AND CASH EQUIVALENTS, end of year	$-	$-

SUPPLEMENTARY DISCLOSURES:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

NON-CASH FINANCING ACTIVITIES
Liabilities paid by shareholder	$-	$21,000

See accompanying notes to the financial statements

F - 4

EMPIRE POST MEDIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

May 31, 2019

(UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Empire Post Media, Inc. (the “Company”) was founded in the State of Nevada on October 13, 2009 and has an office location in Las Vegas, Nevada. The Company was previously in the business of providing post-production services to the movie and television industry. The Company ceased operations and has been inactive since 2012. The Company was a publicly-traded company listed on the OTC Bulletin Board (“pink-sheets”). The last filing that the Company made with the SEC was its Form 10-Q for the quarter ended August 31, 2012. Even though the Company has not made any further filings with the SEC since 2012, the Company has continued to have some minimal stock trading activity. The Company filed a Form 10 registration statement with the SEC, which was declared effective on September 10, 2018. The company is subject to the reporting requirements as set forth in the Securities Exchange Act of 1934, as amended.

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

The unaudited condensed financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission (SEC) rules for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The balance sheet information as of November 30, 2018 was derived from the audited financial statements which are included in the Form 10. These interim financial statements should be read in conjunction with that report.

Going Concern

The Company has not generated revenues and has recognized net operating losses since its inception. The Company also has no working capital and accumulated deficit at May 31, 2019. These factors among others raise substantial doubt about going concern. Furthermore, as discussed above, the Company will not continue as a going concern in the event of a merger. The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s ability to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions. Management plans to raise additional shareholder contributions in order to fund its operations. However, there can be no assurance that the Company will be able to raise sufficient capital to continue with operations.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers cash equivalents to include cash and investments with an original maturity of three months or less.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with FASB ASC 740, Income Taxes . Under this standard, deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Deferred income tax assets are reduced by a valuation allowance when the Company is unable to make the determination that it is more likely than not that some portion or all of the deferred income tax asset will be realized. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the three months ended May 31, 2019 and 2018. The company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and the IRS for tax years through 2012.

F - 5

Deferred Taxes

As of May 31, 2019, total deferred income tax assets consist principally of net operating loss carry forwards in amounts still to be determined. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred income tax assets due to the uncertainty surrounding their ultimate realization. If not utilize, the net operating loss carryover is due to expire in 2030.

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

Judgment Payable

On April 3, 2014 the Company had a judgment assessed against them for $30,000. The judgment incurred interest at 10% per year. At November 30, 2017, the balance on the judgment payable, including accrued interest, totaled $40,981. On May 22, 2018, the Company agreed to settle this judgment payable totaling $42,403, including accrued interest, for $15,000. The Company’s shareholder paid for this settlement directly, resulting in a contribution during the year ended November 30, 2018, and a gain on settlement of $27,403. The Company also settled certain of its liabilities with its service providers, which resulted in a gai of $43,565. The settlement amount of $46,635 was paid by the majority shareholder, thus was recorded as a capital contribution.

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business. The Company was not a party to any specific legal actions or claims at May 31, 2019

Cancellation of Shares

During the year ended November 30, 2018, the Company and a consultant/shareholder agreed to cancel 12 million shares held by this consultant for non-performance of services.

Forgiveness of Debt

During the year, the majority shareholder paid $46,635 on behalf of the Company in order to settle liabilities. The majority shareholder also forgave his accrued compensation totaling $18,500, which is recorded as a capital contribution.

3. RESTATEMENT

The balance sheet at November 30, 2018 is being restated to present liabilities paid by a shareholder that was not previously included, and to adjust the par value of the common stock.

F - 6

3.	RESTATEMENT (Continued)

The following table summarizes changes made to the balance sheet at November 30, 2018:

	Previously Reported		Restated
	November 30, 2018	Adjustments	November 30, 2018
ASSETS
CURRENT ASSETS
Cash	100	-	100

TOTAL CURRENT ASSETS	100	-	100

TOTAL ASSETS	$100	$-	$100

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$-	$-
Accrued compensation officer
Judgment payable	-	-	-

TOTAL CURRENT LIABILITIES	-	-	-

COMMITMENTS AND CONTINGENCIES, note 2

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized, 195,837,336 shares issued and outstanding	39,105	156,732	195,837
Additional paid-in capital	134,745	(131,097)	3,648
Accumulated deficit	(173,750)	(25,635)	(199,385)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	100	-	100

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$100	$-	$100

F - 7

3.	RESTATEMENT (Continued)

The November 30, 2018 statement of operations are being restated to recognize the expenses paid by shareholder during the year ended November 30, 2018 and correcting the gain on extinguishment of liabilities during the year ended November 30, 2018.

The following table summarizes changes made to the year ended November 30, 2018 Statement of Operations:

	Previously Reported	Adjustments	Restated

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	1,647	19,038	20,685

TOTAL OPERATING EXPENSES	1,647	19,038	20,685

OTHER INCOME
Interest Expense	-	1,422	1,422
Gain on settlement of liabilities	76,143	(5,175)	70,968

NET INCOME (LOSS) BEFORE PROVISION OF INCOME TAXES	74,496	(25,635)	48,861

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	$74,496	$(25,635)	$48,861

Basic and diluted income (loss) per share	$0.00	$-	$0.00

4.	SUBSEQUENT Events

On May 31, 2019, Peter Dunn, the sole officer, director and controlling shareholder of the Company sold 126,855,000 shares of Common Stock to Saean, Inc, a Nevada corporation, which represented controlling interest in the Company. On this same date, Peter Dunn resigned as sole officer and dire tor of the Company and named the following individuals as the new officers and directors of the Company: Jun Y Lee (President and Director), Ted Campbell (Secretary), and William Sawyer (treasurer).

F - 8

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

Empire was incorporated in the State of Nevada on October 13, 2009. The Company was a development stage company engaged in the business of providing post-production services to the movie and television industry and the production of reality shows. The post-production services included both two-dimensional and three-dimensional formats and were offered on a collateralized-deferred basis to producers and owners of feature films; television movies, specials and series; short subjects and documentaries.

We ceased all business activities on January 1, 2013. Since that time, we have been engaged in seeking to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. No potential merger or acquisition candidate has been identified at this time.

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

The search for a target company will not be restricted to any specific kind of business entities but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, whether such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

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

As of May 31, 2019, the Company had not generated revenues and had no income or cash flows from operations since it ceased operations in January 2013. Since October 19, 2009 (Inception) through February 28, 2019 the Company had sustained an accumulated deficit of $173,850.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of May 31, 2019 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended May 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EMPIRE POST MEDIA, INC.

Date: July 22, 2019	/s/ Jung Yong Lee
Jung Yong Lee, President and CEO (Principal Executive Officer)

Date: July 22, 2019	/s/ William Sawyer
William Sawyer, CFO (Principal Accounting Officer)

7

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

8