Form 10-Q
period 2019-08-31
Empire Post Media, Inc.
filed 2019-10-22
CIK 1478682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2019

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at May 31, 2019 was 207,837,336.

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

EMPIRE POST MEDIA, INC.

F - 1

EMPIRE POST MEDIA, INC.

CONDENSED BALANCE SHEETS

	August 31	Nov
	2019	2018

Assets
Current assets
Cash and cash equivalents	$260,408	$100
Prepaid Expenses	4,000	-
Total current assets	264,408	100
Long term assets
Property, plant and equipment, net	-	-
Total long term assets	-	-

Total assets	$264,408	$100

Liabilities and Stockholders’ Deficit
Current liabilities
Trade accounts payable	$(107)	$-
Accrued liabilities	12,680	-
Total current liabilities	12,573	-
Long term liability
Convertble Note Payable	310,000	-
Total long term liabilities	310,000	-
Total liabilities	322,573	-
Stockholders’ deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding
Common stock, $0.001 par value, 400,000,000 shares authorized, 195,837,336 shares issued and outstanding	195,837	195,837
Additional paid in capital	3,648	3,648
Accumulated deficit	(257,650)	(199,386)
Total stockholders’ deficit	(58,165)	100

Total liabilities and stockholders’ deficit	$264,408	$100

See accompanying notes to the financial statements

F - 2

EMPIRE POST MEDIA, INC.

UN- AUDITED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31		August 31
	2019	2018	2019	2018
Revenue
Service sales	$-	$-	$-	$-
Total revenue	-	-	-	-
Cost of sales
Material	-	-	-	-
Total cost of sales	-	-	-	-

Gross margin	-	-	-	-

Operating expenses
General and administrative	6,529	-	3,580	1,647
Legal & professional Fees	11,950	-	16,870	-
Wage expense	36,980	-	36,980	-
Total operating expenses	55,459	-	57,430	1,647

Net operating loss	(55,459)	-	(57,430)	(1,647)

Other (expense) income
Gain on settlement of liabilities	-	-	-	53,675
Interest expense	(836)	-	(836)	-
Total other expenses	(836)	-	(836)	53,675

Loss before provision for income taxes	(56,295)	-	(58,265)	52,028
Net loss	$(56,295)	$-	$(58,265)	$52,028

Basic and diluted loss per share	$-	$-	$-	$-

Weighted average shares outstanding Basic and diluted	195,837,336	207,837,336	195,837,336	207,837,336

See accompanying notes to the financial statements

F - 3

EMPIRE POST MEDIA, INC.

UN- AUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Quarter Ended
	August 31	August 31
	2019	2018
Net loss	$(58,264)	$(2,000)
Changes in operating assets and liabilities:
(increase) in prepaid expenses	(4,000)	-
(increase) in accounts payable	(107)	500
(increase) in acrued liabilies	11,844	-
(increase) in accured Interest	836
Judgement payable	-	1,500
Cash used in operating activities	(49,691)	-
Cash flows from investing activities:
(increase) in fixed assets	-	-
Increase (decrease) Class A Preferred Stock	-	-
Increase in common stock	-	-
Cash provided by (used in) investing activities	-	-
Cash flows from financing activities:
Proceeds from convertible note	310,000	-
Procedds from loan	-	-
Cash provided by financing activities	310,000	-

Net change in cash	260,309	-
Cash at beginning of the period	100	100
Cash at end of the period	$260,409	$100

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

Going Concern

The Company has not generated revenues and has recognized net operating losses since its inception. The Company also has no working capital and accumulated deficit at August 31, 2019. These factors among others raise substantial doubt about going concern. Furthermore, as discussed above, the Company will not continue as a going concern in the event of a merger. The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s ability to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions. Management plans to raise additional shareholder contributions in order to fund its operations. However, there can be no assurance that the Company will be able to raise sufficient capital to continue with operations.

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

F - 5

Deferred Taxes

As of August 31, 2019, total deferred income tax assets consist principally of net operating loss carry forwards in amounts still to be determined. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred income tax assets due to the uncertainty surrounding their ultimate realization. If not utilize, the net operating loss carryover is due to expire in 2030.

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

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business. The Company was not a party to any specific legal actions or claims at August 31, 2019

Convertible Note Payable, Net

The Company has raised various notes over a period of time for working capital requirements. The note payable consists of the following as of August 31, 2019.

August 31
2019
Convertible Note at the option of the Holder
5% interest bearing unsecured note payable, dated August 10, 2019, due August 11, 2021	$305,000
$305,000

The Company recorded an interest expense of $836 for the three months ended August 31, 2019

3.	SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of the accompanying balance sheet through August 31, 2019, the date the financial statements are available to be issued. Other than the events set forth below, the Company did not identify any material subsequent events requiring adjustment to the accompanying financial statements.

Empire Post Media Inc signed a Convertible Promissory Note Purchase Agreement with Saean, Inc on August 12th, 2019. The total aggregate principle of the note is $905,000. The initial note is for $305,000 which was sent to the company on the date of the agreement. These monies have been received and are reflected in the financial statements. The subsequent note is for $600,000 to be sent within 60 calendar days of the initial note. The monies for the subsequent note have not, as of the filing of these financial statements, been received.

On September 25, 219 Empire Post Media signed a promissory note with Saean, Inc for $150,000. The money being sent on the date of the promissory note. This note is payable on December 25, 2019. The note carries an interest rate of 6% per annum.

F - 6

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

On June 1, 2019, there was a change of control of Empire Post Media Inc. Saean, Inc., a Nevada corporation, became the controlling party of Empire Post Media Inc. Saean, Inc. installed a new management team which will pursue opportunities in the electric automobile/ATV industries and the home power wall industries. Saean. Inc. signed a convertible promissory note with Empire Post Management for $905,000. The first instalment of $305,000 was received on August 11, 2019. A promissory note was also signed between the companies for $150,000. These monies were received on September 25, 2019.

As of August 31, 2019, the Company had not generated revenues and had no income or cash flows from operations since it ceased operations in January 2013. Since October 19, 2009 (Inception) through August 31, 2019 the Company had sustained an accumulated deficit of $257,650.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or generate revenues from the sale of its products.

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

EMPIRE POST MEDIA, INC.

Date: October 21, 2019	/s/ Ian N. Dixon
Ian N. Dixon, President and CEO (Principal Executive Officer)

Date: October 21, 2019	/s/ Tammy Billington
Tammy Billington, CFO (Principal Accounting Officer)

7

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

8