Form 10-K/A
period 2018-11-30
Empire Post Media, Inc.
filed 2020-05-28
CIK 1478682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment #1)

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

2620 Regatta Drive, Suite 102, Las Vegas, Nevada 89128

(Address of principal executive offices) (Zip Code)

(832) 256-6714

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

Number of shares outstanding of each of the issuer’s classes of common stock on February 28, 2019: Common Stock: 195,837,336.

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

In April 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was enacted into law. The JOBS Act provides, among other things:

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

Other Items of the JOBS Act. The JOBS Act also provides that an emerging growth company can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The Act also permits research reports by a broker or dealer about an emerging growth company regardless if such report provides sufficient information for an investment decision. In addition, the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of a research reports on the emerging growth company IPO.

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

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY HAVE AN EFFECT ON THE TRADABILITY OF OUR SECURITIES.

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

For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop.

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

THE PRICE OF OUR COMMON STOCK COULD BE HIGHLY VOLATILE

Our intention is for our shares of common stock to continue to be listed on the OTC Markets. There is a limited market for our stock. It may be subject to volatility, low volumes of trades and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup their investment. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. No assurance can be given that an active market in our common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

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

Risks Related to our Company

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

As of November 30, 2018, we had an accumulated deficit in excess of $199,385 and a stockholders’ equity of $100.

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

WE BELIEVE THAT OUR EXISTING LIABILITIES OUTSTANDING DUE TO THE AGE OF SUCH LIASBILITES HAVE BECOME STATUTE BARRED

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

OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO US .

Certain conflicts of interest may exist between our sole director and us. Our sole Director has other business interests to which he devotes his attention and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us.

WE MAY DEPEND UPON OUTSIDE ADVISORS WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED.

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

The following table sets forth for the respective periods indicated the prices of our common stock in this market as reported and summarized by the National Quotation Bureau. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions. During the fiscal years ended November 30, 2018 and 2017 and for the first three months ended February 28, 2019 the Company’s common stock had a trading history as follows:

	High	Low
Fiscal Year 2019

December 1, 2018 thru February 26, 2019	.011	.0063

Fiscal Year 2018:

February 28, 2018	$.002	$.0003
May 31, 2018	$.005	$.003
August, 2018	.028	.0075
November 30, 2018	.0157	.0076

Fiscal Year 2017:

February 28, 2017	$.001	$.0003
May 31, 2017	$.0015	$.001
August 31, 2017	$.002	$.0003
November 30, 2017	$.002	$.0003

Fiscal Year 2016:

February 29, 2016	$.001	$.001
May 31, 2016	$.001	$.001
August 31, 2016	$.001	$.0003
November 30, 2016	$.001	$.0003

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

Because of these regulations, broker-dealers may encounter difficulties in their attempt to buy or sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock in the marketplace. In addition, the liquidity for our common stock may be decreased, with a corresponding decrease in the price of our common stock. Our shares are likely to be subject to such penny stock rules for the foreseeable future.

Common Stock Currently Outstanding

As of February 28, 2019, 195,837,336 shares of the Company common stock outstanding of which 132,260,669 were restricted common stock, which are eligible for resale pursuant to Rule 144 of the Securities Act. We have no plans or commitments to register such shares in the future.

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

Item 6.	Selected financial Data.

Not required under Regulation S-K for “smaller reporting companies.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS FOR THE TWELVE-MONTH PERIOD ENDED NOVEMBER 30, 2018 COMPARED TO THE TWELVE-MONTH PERIOD ENDED NOVEMBER 30, 2017

Revenue

We recognized no revenue during the twelve months ended November 30, 2018 and 2017. We currently have no business from which to generate revenues.

Cost of Revenue

We recognized no cost of revenue during the twelve months ended November 30, 2018 and 2017.

General and Administrative Expenses

During the twelve months ended November 30, 2018, we incurred $20,685 in general and administrative expenses compared to $4,975 during the twelve months ended November 30, 2017. The general and administrative expenses incurred during the twelve months ended November 30, 2018 related to audit and review fees, accounting fees, EDGAR filing fees, tax return preparation fees, share transfer fees and other general office expenses. The increase in these expenses to the Company for the twelve months ended November 30, 2018 was insignificant.

Operating Loss

During the twelve months ended November 30, 2018, we incurred an operating income of $48,861 compared to an operating loss of $4,975 for the twelve months ended November 30, 2017. This gain for the twelve months ended November 30, 2018 was mainly due to a gain on the settlement of liabilities in the amount of $70,968. There was no such gain in 2017.

Interest and Other Income / (Expenses) Net

As stated above, during the twelve months ended November 30, 2018 we recognized a gain on settlement of liabilities totaling $48,861. This gain for the twelve months ended November 30, 2018 was mainly due to gain of $70,698 on the settlement of liabilities. There was no such gain in 2017. Additionally, during the twelve months ended November 30, 2018 we recognized interest expense of $1,422 as compared to no interest expense for the same period ended November 30, 2017.

Gain before Income Tax

During the twelve months ended November 30, 2018, we incurred a gain before taxes of $48,861 compared to a loss before taxes of $4,975 for the twelve months ended November 30, 2017 mainly due to an increase of $70,968 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded in either the twelve months ended November 30, 2018 or 2017, as we have incurred taxable losses in previous periods greater than the gains in 2018.

CASH FLOW FOR THE TWELVE MONTHS ENDED NOVEMBER 30, 2018 COMPARED TO THE TWELVE MONTHS ENDED NOVEMBER 30, 2017

As of November 30, 2018, we had cash or cash equivalents of $100, no assets, no operating business or other source of income and outstanding liabilities and a stockholders’ equity of $100.

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

EMPIRE POST MEDIA, INC. AND SUBSIDIARY

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Empire Post Media, Inc.

Opinion on the Financial Statements

We have audited the accompanying restated balance sheets of Empire Post Media, Inc. as of November 30, 2018 and 2017 and the related statements of operations, changes in stockholder’s deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the restated financial position of the Company as of November 30, 2018 and 2017 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #1 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2017.

Seattle, Washington

June 6, 2019

EMPIRE POST MEDIA, INC.

BALANCE SHEETS (Restated)

NOVEMBER 30, 2018 AND 2017

	Restated	Restated
	November 30, 2018	November 30, 2017
ASSETS
CURRENT ASSETS
Cash	100	-

TOTAL CURRENT ASSETS	100	-

TOTAL ASSETS	$100	$-

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$54,515
Accrued compensation officer		18,500
Judgment payable	-	40,981

TOTAL CURRENT LIABILITIES	-	113,996

COMMITMENTS AND CONTINGENCIES, note 2

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized, 195,837,336 and 207,837,336 shares issued and outstanding	195,837	207,837
Additional paid-in capital	3,648	(73,587)
Accumulated deficit	(199,385)	(248,246)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	100	(113,996)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$100	$-

See report of independent registered public accounting firm and

Notes to financial statements.

EMPIRE POST MEDIA, INC.

UN-AUDITED STATEMENTS OF OPERATIONS (Restated)

FOR THE YEARS ENDED NOVEMBER 30, 2018 AND 2017

	Restated Year Ended November 30, 2018	Year Ended November 30, 2017

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	20,685	4,975

TOTAL OPERATING EXPENSES	20,685	4,975

OTHER INCOME
Interest Expense/Gain	1,422
Gain on settlement of liabilities	70,968	-

NET INCOME (LOSS) BEFORE PROVISION OF INCOME TAXES	48,861	(4,975)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$48,861	$(4,975)

Basic and diluted income (loss) per share	$0.00	$(0.00)

Weighted average shares outstanding (Basic and diluted)	206,686,651	207,837,336

See report of independent registered public accounting firm and

Notes to financial statements.

EMPIRE POST MEDIA, INC.

UN-AUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED NOVEMBER 30, 2018 AND 2017

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 1, 2016	207,837,336	$207,837	$(73,587)	$(243,271)	$(109,021)

Net Loss	-	-	-	(4,975)	(4,975)

Balance, November 30, 2017	207,837,336	207,837	(73,587)	(248,246)	(113,996)

Net Income	-	-	-	48,861	48,861

Shareholder payments to company creditors			46,635		46,635

Forgiveness of accrued compensation to shareholder			18,500		18,500

Capital contribution			100		100

Cancellation of shares	(12,000,000)	(12,000)	12,000	-	-

Balance, November 30, 2018	195,837,336	$195,837	$3,648	$(199,385)	$(100)

See report of independent registered public accounting firm and

Notes to financial statements.

EMPIRE POST MEDIA, INC.

UN-AUDITED STATEMENTS OF CASH FLOWS (Restated)

FOR THE YEARS ENDED NOVEMBER 30, 2018 AND 2017

	Restated Year Ended November 30, 2018	Year Ended November 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$48,861	$(4,975)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on settlement of liabilities	(70,968)	-
Changes in liabilities - increase (decrease):
Accounts payable	20,685	1,975
Judgment payable	1,422	3,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	100	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	100	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	100	-

CASH AND CASH EQUIVALENTS, beginning of year	-	-

CASH AND CASH EQUIVALENTS, end of year	$100	$-

SUPPLEMENTARY DISCLOSURES:
Liabilities paid by shareholder	$46,625	$-
Forgiveness of accrued compensation to shareholder	$18,500	$-
Income taxes paid in cash	$-	$-

See report of independent registered public accounting firm and

Notes to financial statements.

EMPIRE POST MEDIA, INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2018

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Empire Post Media, Inc. (the “Company”) was founded in the State of Nevada on October 13, 2009 and has an office location in Woodland Hills, California. The Company was previously in the business of providing postproduction services to the movie and television industry. The Company ceased operations and has been inactive since 2012. The Company filed a Form 10 registration statement with the SEC, which was declared effective on September 10, 2018. The company is subject to the reporting requirements as set forth in the Securities Exchange Act of 1934, as amended.

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

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclassifications

Certain numbers from comparative periods have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

Management has assessed the recently issued accounting pronouncements and has determined that none of these pronouncements have an impact on the Company’s financial statements.

2.	COMMITMENTS AND CONTINGENCIES AND RELATED PARTIES

Judgment Payable and Extinguishment of Liabilities

On April 3, 2014, the Company had a judgment assessed against them for $30,000. The judgment incurred interest at 10% per year. At November 30, 2017, the balance on the judgment payable, including accrued interest, totaled $40,981. On May 22, 2018, the Company agreed to settle this judgment payable totaling $42,403, including accrued interest, for $15,000. The Company’s shareholder paid for this settlement directly, resulting in a contribution from shareholder during the year ended November 30, 2018, and a gain on settlement of $27,403. The Company also settled certain of its liabilities with its service providers, which resulted in a gain of $43,565. The settlement amount of $46,635 was paid by the majority shareholder, thus was recorded as a capital contribution.

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business. The Company was not a party to any specific legal actions or claims at November 30, 2018.

Cancellation of Shares

During the year ended November 30, 2018, the Company and a consultant/ shareholder agreed to cancel 12 million shares held by this consultant for non-performance of services.

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

The following table summarizes changes made to the balance sheet at November 30, 2018:

	Previously Reported		Restated
	November 30, 2018	Adjustments	November 30, 2018
ASSETS
CURRENT ASSETS
Cash	100	-	100

TOTAL CURRENT ASSETS	100	-	100

TOTAL ASSETS	$100	$-	$100

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$-	$-
Accrued compensation officer
Judgment payable	-	-	-

TOTAL CURRENT LIABILITIES	-	-	-

COMMITMENTS AND CONTINGENCIES, note 2

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized, 195,837,336 shares issued and outstanding	39,105	156,732	195,837
Additional paid-in capital	134,745	(131,097)	3,648
Accumulated deficit	(173,750)	(25,635)	(199,385)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	100	-	100

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$100	$-	$100

3.	RESTATEMENT (Continued)

The November 30, 2018 statement of operations and cash flows are being restated to recognize the expenses paid by shareholder during the year ended November 30, 2018 and correcting the gain on extinguishment of liabilities during the year ended November 30, 2018.

The following table summarizes changes made to the year ended November 30, 2018 Statement of Operations:

	Previously Reported	Adjustments	Restated

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	1,647	19,038	20,685

TOTAL OPERATING EXPENSES	1,647	19,038	20,685

OTHER INCOME
Interest Expense/Gain	-	1,422	1,422
Gain on settlement of liabilities	76,143	(5,175)	70,968

NET INCOME (LOSS) BEFORE PROVISION OF INCOME TAXES	74,496	(25,635)	48,861

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	$74,496	$(25,635)	$48,861

Basic and diluted income (loss) per share	$0.00	$-	$0.00

Weighted average shares outstanding (Basic and diluted)	206,686,651	-	206,686,651

F-9

3.	RESTATEMENT (Continued)

The balance sheet at November 30, 2017 is being restated to present liabilities that were previously erroneously considered forgiven and to adjust the par value of the common stock.

The following table summarizes changes made to the balance sheet at November 30, 2017:

	Previously Reported		Restated
	November 30, 2017	Adjustments	November 30, 2017
ASSETS
CURRENT ASSETS
Cash	-	-	-

TOTAL CURRENT ASSETS	-	-	-

TOTAL ASSETS	$-	$-	$-

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$37,222	$17,293	$54,515
Accrued compensation officer	-	18,500	18,500
Judgment payable	40,981	-	40,981

TOTAL CURRENT LIABILITIES	78,203	35,793	113,996

COMMITMENTS AND CONTINGENCIES, note 2

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized, 207,837,336 shares issued and outstanding	39,105	168,732	207,837
Additional paid-in capital	95,145	(168,732)	(73,587)
Accumulated deficit	(212,453)	(35,793)	(248,246)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(78,203)	(35,793)	(113,996)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$-	$-	$-

4.	SUBSEQUENT EVENTS

On May 31, 2019, Peter Dunn, the sole officer, director and controlling shareholder of the Company sold 126,855,000 shares of Common Stock to Saean, Inc., a Nevada corporation, which represented controlling interest in the Company. On this same date, Peter Dunn resigned as sole officer and director of the Company and named the following individuals as the new officers and directors of the Company: Jung Y Lee (President and Director), Ted Campbell (Secretary), and William Sawyer (Treasurer).

F-10

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

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons of the Company

Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of September 30, 2017:

Name	Age	Position	Since
Peter Dunn	78	Director, President, Chief Executive Officer and Chief Financial Officer	October 2009

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

Indemnification of Executive Officers and Directors

Our articles provide to the fullest extent permitted by Nevada law, that our directors or officers shall not be personally liable to the Company or our stockholders for damages for breach of such directors or officers fiduciary duty. The effect of this provision of our articles is to eliminate our rights and the rights of our stockholders (through stockholders’ derivative suits on behalf of the Company) to recover damages against a director or officer for breach of the fiduciary duty of care as a director or officer (including breaches resulting from negligent or grossly negligent behavior), except under certain situations defined by statute. We believe that the indemnification provisions in our articles are necessary to attract and retain qualified persons as directors and officers.

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

Name and Address of Beneficial Owner	Number of Common Shares	Percent of Class
Peter Dunn, sole officer and director (1)	127,505,000	65.11%
All executive officers, beneficial owners, and directors as a group (1)	127,505,000	65.11%

(1)	c/o 21555 Burbank Boulevard., Unit 45, Woodland Hills, Ca 91367

As of the date of this filing and since October 2012, there have been no issuances of any class of stock, warrants or any other security.

Item 13.	Certain Relationships and Related Transactions

Employee Benefit Plans

We have no employee benefit plans or stock option plans.

Item 14.	Principal Accountant Fees and Services.

During the fiscal years ended November 30, 2018 and 2017, all costs and fees for accounting services were paid directly by the sole officer and director of the Company. Pursuant to Title 17 CFR 210.3-11, there was no audit required for the years ended November 30, 2018 or 17.

Pre-Approval Policy

Our Board as a whole pre-approved all services provided by accountants, for any non-audit or non-audit related services and the Board must conclude that such services are compatible with their independence as our auditors.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th of May 2020.

EMPIRE POST MEDIA, INC.

By:	/s/ William Sawyer
William Sawyer, President
(Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this amended report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ William Sawyer	Dated: May 27, 2020
William Sawyer
President (Principal Executive Officer) and Director

/s/ Tammy Billington	Dated: May 27, 2020
Tammy Billington
Treasurer, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1 (1)	Articles of Incorporation
3.2 (1)	Bylaws
31.1*	Certification of CEO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith
(1)	These exhibits have been previously filed with Registrant’s S-1 Registration Statement filed December 16, 2009

